Form 10-Q
period 2013-03-31
ENVIRONMENTAL SCIENCE & TECHNOLOGIES, INC.
filed 2013-04-16
CIK 1552743

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended MARCH 31, 2013
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

Registrant’s telephone number, including area code: (603) 382-8481

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

1

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of April 16, 2013, the issuer had 10,000,000 shares of its common stock issued and outstanding.

2

3

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

4

ENVIRONMENTAL SCIENCE AND TECHNOLOGIES, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

AS OF MARCH 31, 2013
AND FOR THE PERIOD FROM JUNE 18, 2012
(DATE OF INCEPTION) TO MARCH 31, 2013

ENVIRONMENTAL SCIENCE AND TECHNOLOGIES, INC.
(A Development Stage Company)
Balance Sheet

	March 31,	December 31,
	2013	2012
ASSETS		(Audited)

Current Assets

Cash	$-	$-

Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities

Due to related party	$2,924	$1,000
Total Current Liabilities	2,924	1,000

TOTAL LIABILITIES	2,924	1,000

Shareholders' Equity
Preferred stock, ($.0001 par value, 5,000,000 shares authorized; none issued and outstanding.)	-	-
Common stock ($.0001 par value, 250,000,000 shares authorized; 10,000,000 shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively)	1,000	1,000
Deficit during Development Stage	(3,924)	(2,000)

Total Stockholders’ Equity (Deficit)	(2,924)	(1,000)
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$-	$-

See Notes to Financial Statements

ENVIRONMENTAL SCIENCE AND TECHNOLOGIES, INC.
(A Development Stage Company)
Statements of Operations

	Three Months Ended March 31, 2013	June 18, 2012 (inception) through March 31, 2013

Revenues

Revenues	$-	$-

Total Revenues	-	-

General & Administrative Expenses

Organization and related expenses	1,924	3,924

Total General & Administrative Expenses	1,924	3,924

Net Loss	$(1,924)	(3,924)
Basic loss per share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	10,000,000	10,000,000

See Notes to Financial Statements

ENVIRONMENTAL SCIENCE AND TECHNOLOGIES, INC.
(A Development Stage Company)
Statement of Cash flows

	Three Months Ended March 31, 2013	June 18, 2012 (inception) through March 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(1,924)	$(3,924)

Changes in working capital	-	1,000

Net cash provided by (used in) operating activities	(1,924)	(2,924)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash provided by (used in) investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Due to a related party	1,924	2,924

Net cash provided by (used in) financing activities	1,924	2,924

Net increase (decrease) in cash	-	-

Cash at beginning of year	-	-

Cash at end of year	-	-

NONCASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued to founder for services rendered	-	1,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	-	-

Income taxes paid	-	-

See Notes to Financial Statements

ENVIRONMENTAL SCIENCE AND TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Financial Statements
For the Period from June 18, 2012 (inception) to March 31, 2013

NOTE 1.   ORGANIZATION AND DESCRIPTION OF BUSINESS

Environmental Science and Technologies, Inc. (formerly known as APEX 5 Inc.) (the “Company”) was incorporated under the laws of the State of Delaware on June 18, 2012 and has been inactive since inception. The Company intends to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business.

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

Income Taxes

Income taxes are provided in accordance with Statement of Financial Accounting Standards ASC 740 Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. There were no current or deferred Income tax expenses or benefits due to the Company not having any material operations for period ended March 31, 2013.

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

NOTE 4. RELATED PARTY TRANSACTIONS

An officer and director of the Company has performed services for the Company during the period the value of which was $1,000, in exchange for 10,000,000 shares of common stock. During the period from June 18, 2012(inception) to March 31, 2013 a related party paid $2,924 for general and administrative expenses.

NOTE 5.   SHAREHOLDER’S EQUITY

Upon formation, the Board of Directors issued 10,000,000 shares of common stock for $1,000 in services to the founding shareholder of the Company.

The stockholders’ equity section of the Company contains the following classes of capital stock as of March 31, 2013.

•	Common stock, $ 0.0001 par value: 250,000,000 shares authorized; 10,000,000 shares issued and outstanding

•	Preferred stock, $ 0.0001 par value: 5,000,000 shares authorized; but not issued and outstanding.

NOTE 6. COMMITMENT AND CONTINGENCY

There is no commitment or contingency to disclose during the period ended March 31, 2013.

NOTE 7.  SUBSEQUENT EVENTS

Management has evaluated subsequent events up to and including April 16, 2013, which is the date the statements were available for issuance and determined there are no reportable subsequent events.

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

On December 10, 2012, the Company’s sole officer and director, Richard Chiang entered into a Share Purchase Agreement pursuant to which he sold an aggregate of 10,000,000 shares of his shares of the Registrant’s common stock to Michael R. Rosa at a purchase price of $40,000.

On December 10, 2012, the Company accepted the resignations of Richard Chiang as the Registrant’s President, Chief Executive Officer, Chief Financial Officer, Secretary and Chairman of the Board of Directors. These resignations are in connection with the consummation of the Share Purchase Agreement with Michael R. Rosa and was not the result of any disagreement with Registrant on any matter relating to Registrant's operations, policies or practices. Effective as of the same date, to fill the vacancies created by Richard Chiang’s resignations, the Registrant elected and appointed Michael R. Rosa as President, Chief Executive Officer, and Chairman of the Board of Directors of the Registrant.

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

Michael R. Rosa, our Chief Executive Officer and Director, is the beneficial owner of 10,000,000 shares of our common stock. Accordingly, this concentration of ownership by itself may have the effect of impeding a merger, consolidation, takeover or other business consolidation, or discouraging a potential acquirer from making a tender offer for the common stock.

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

Changes in internal controls

Our management, with the participation our Chief Executive Officer and Chief Financial Officer, performed an evaluation to determine whether any change in our internal controls over financial reporting occurred during the three-month period ended March 31, 2013.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the three months ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

ENVIRONMENTAL SCIENCE AND TECHNOLOGIES, INC. (f/k/a, APEX 5, Inc)

Dated: April 16, 2013

By: /s/ Michael R. Rosa Michael R. Rosa, Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial Officer) and Chairman of the Board of Directors

