Form 10-Q
period 2013-06-30
ENVIRONMENTAL SCIENCE & TECHNOLOGIES, INC.
filed 2013-08-19
CIK 1552743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

      . TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to____________

Commission File Number: 000-54758

Environmental Science and Technologies, Inc.

(Exact name of issuer as specified in its charter)

Delaware	45-5529607
(State or Other Jurisdiction of	(I.R.S. Employer I.D. No.)
incorporation or organization)

4 Wilder Dr., #7

Plaistow, NH 03865

(Address of Principal Executive Offices)

603-378-0809

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X . No      .

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  X . No      .

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      . No  X .

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

The number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of August 7, 2013
Common Capital Voting Stock, $0.0001 par value per share	27,081,429 shares

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, Financial Statements and Notes to Financial Statements contain forward-looking statements that discuss, among other things, future expectations and projections regarding future developments, operations and financial conditions. All forward-looking statements are based on management’s existing beliefs about present and future events outside of management’s control and on assumptions that may prove to be incorrect. If any underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated, projected or intended.

PART I - FINANCIAL STATEMENTS

Item 1. Financial Statements.

Consolidated Balance Sheets as of June 30, 2013 (Unaudited) and December 31, 2012	4
Unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2012 and the period from inception (June 18, 2012) through June 30, 2013	5
Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012 and the period from inception (June 18, 2012) through June 30, 2013	6
Notes to Consolidated Financial Statements (Unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	11

Item 3. Quantitative and Qualitative Disclosures About Market Risk.	13

Item 4. Controls and Procedures.	13

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	14

Item 1A. Risk Factors	14

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3. Defaults Upon Senior Securities	14

Item 4. Mine Safety Disclosures	14

Item 5. Other Information	14

Item 6. Exhibits	14

ENVIRONMENTAL SCIENCE AND TECHNOLOGIES, INC.

(A Development Stage Company)

Consolidated Balance Sheets

	As of June 30,	As of December 31,
	2013	2012
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$84,328	$-
Other assets	760	-
Total Current Assets	85,088	-

Non-Current Assets
Intangible assets	3,250	-
TOTAL ASSETS	$88,338	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued liabilities	$80,217	$-
Due to related party	-	1,000
Total Current Liabilities	80,217	1,000
Total Liabilities	80,217	1,000

Stockholders' Equity (Deficit)
Preferred stock, $0.0001 par value, 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value, 250,000,000 shares authorized; 23,321,429 and 10,000,000 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	2,332	1,000
Common stock, 3,250,000 and 0 shares issuable at June 30, 2013 and December 31, 2012, respectively	325	-
Additional paid-in capital	216,140	-
Deficit accumulated during development stage	(210,676)	(2,000)
Total Stockholders' Equity (Deficit)	8,121	(1,000)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$88,338	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ENVIRONMENTAL SCIENCE AND TECHNOLOGIES, INC.

(A Development Stage Company)

.Consolidated Statements of Operations

(Unaudited)

					From
					June 18, 2012
	Three Months Ended		Six Months Ended		(Inception)
	June 30,		June 30,		through
	2013	2012	2013	2012	June 30, 2013

General and administrative fees
Legal fees	$68,570	$-	$68,570	$-	$68,570
Professional fees	36,587	-	36,587	-	36,587
Support services	30,000	-	30,000	-	30,000
Rent expense	15,000	-	15,000	-	15,000
Other general and administrative fees	56,595	1,000	58,519	1,000	60,519

Total general and administrative fees	206,752	1,000	208,676	1,000	210,676

Net loss	$(206,752)	$(1,000)	$(208,676)	$(1,000)	$(210,676)

Basic and diluted loss per share	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of shares outstanding - basic and diluted	18,396,782	10,000,000	14,221,587	10,000,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ENVIRONMENTAL SCIENCE AND TECHNOLOGIES, INC.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

			From June 18, 2012
	For the Six Months Ended		(Inception)
	June 30,		through
	2013	2012	June 30, 2013

Cash Flows from Operating Activities
Net loss for the period	$(208,676)	$(1,000)	$(210,676)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	-	1,000	1,000
Changes in operating assets and liabilities:
Other assets	(435)	-	(435)
Accounts payable and accrued liabilities	80,217	-	80,217
Net cash used in operating activities	(128,894)	-	(129,894)

Cash Flows from Financing Activities
Proceeds from related party	1,924	-	2,924
Issuance of common stock for cash	175,093	-	175,093
Issuance of common stock for cash--related parties	35,705	-	35,705
Capital contribution by officer	500	-	500
Net cash provided by financing activities	213,222	-	214,222

Increase in Cash and Cash Equivalents	84,328	-	84,328

Cash and Cash Equivalents--Beginning of Period	-	-	-
Cash and Cash Equivalents--End of Period	$84,328	$-	$84,328

Non-Cash Investing and Financing Activities
Common stock issued for acquisition of intangible assets	$3,250	$-	$3,250
Debt settlement related to a former officer	$2,924	$-	$2,924
Common stock issuable to founders	$325	$-	$325

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ENVIRONMENTAL SCIENCE AND TECHNOLOGIES, INC.

(A Development Stage Company)

Notes to Unaudited Consolidated Financial Statements

June 30, 2013

NOTE 1.  ORGANIZATION AND DESCRIPTION OF BUSINESS

Environmental Science and Technologies, Inc. and subsidiaries (the “Company”), formerly known as APEX 5, Inc., was incorporated under the laws of the State of Delaware on June 18, 2012.  On June 21, 2013, the Company completed an acquisition of intangible assets comprised of intellectual property and trademarks from its Chief Executive Officer. In conjunction with the acquisition of the intangible assets, the Company commenced operations.  As of June 30, 2013 the Company had more than nominal operations and no longer considers itself to be a “shell company” within the meaning of applicable securities laws. The Company’s business is operated through three wholly-owned subsidiaries, each of which is a Delaware corporation: Remote Aerial Detection Systems, Inc., EnviroPack Technologies, Inc., and SpillCon Solutions, Inc.  Remote Aerial Detection Systems, Inc. is a business that is an intelligence, surveillance, and reconnaissance (ISR) reseller of dedicated mission specific non-aerial ISR and aerial ISR aircraft platforms for the oil and gas industry, as well as government agencies.  EnviroPack Technologies, Inc. is a provider of United Nations/Department of Transportation (“UN/DOT”) certified environmental waste packaging solutions for the safe disposal of a variety of hazardous waste streams.  SpillCon Solutions, Inc. is a distribution business, comprised of environmental spill response and control products (primarily absorbent products), which sells to the oil and gas industry, environmental cleanup industry, and government agencies.

NOTE 2.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s latest Annual Report filed with the SEC on Form 10-K on February 25, 2013.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the unaudited consolidated financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for the most recent fiscal year, 2012, as reported in Form 10-K, have been omitted.

The Company is in the development stage in accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic No. 915, “Accounting and Reporting by Development Stage Enterprises.” Among the disclosures required by ASC 915 are that the Company’s financial statements be identified as those of a development stage company, and that the statements of operations and cash flows disclose activity since the date of the Company’s inception.

The accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP.

NOTE 3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates and Assumptions

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited consolidated financial statements and the reported amounts of expenses during the reporting period.  Actual results could differ from those estimates.

Principals of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Remote Aerial Detection Systems, Inc., EnviroPack Technologies, Inc., SpillCon Solutions, Inc, and Earth Management Technologies, Inc.  All significant inter-company accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities of three months or less when acquired to be cash equivalents.

Intangible Assets

The Company’s intangible assets have indeterminable lives and primarily consist of intellectual property and trademarks.  Intangible assets are tested for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable.  These conditions may include a change in the extent or manner in which the asset is being used or a change in future operations.  The Company assesses the recoverability of the carrying amount by preparing estimates of future revenue, margins, and cash flows.  If the sum of expected future cash flows (undiscounted and without interest charges) is less than the carrying amount, an impairment loss is recognized.  The impairment loss recognized is the amount by which the carrying amount exceeds the fair value.  Fair value of these assets may be determined by a variety of methodologies, including discounted cash flow models.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized.

Basic Earnings (Loss) Per Share

Basic EPS is based on the weighted average number of common shares outstanding.  Diluted EPS is based on the weighted average number of common shares outstanding and dilutive common stock equivalents.  Basic EPS is computed by dividing net income/loss available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period.  Weighted average number of shares used to calculate basic and diluted loss per share is considered the same as the effect of dilutive shares is anti-dilutive for all periods presented.

Recent Accounting Guidance

In July 2012, the Financial Accounting Standards Board (“FASB”) issued revised guidance surrounding testing indefinite-lived intangible assets for impairment as Accounting Standards Update (“ASU”) No. 2012 – 02, “Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU 2012 – 02”).  ASU 2012 – 02 simplifies the testing of indefinite-lived intangible assets for impairment by providing entities with the option of performing a qualitative assessment to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value.  The results of such assessment may be used as a basis for determining whether it is necessary to perform the quantitative impairment test required under Accounting Standards Codification (“ASC”) topic 350, “Intangibles — Goodwill and Other” (“ASC 350”).  The application of ASU 2012 – 02 did not have an impact on the Company's consolidated financial statements.

Accounting Standards Update (“ASU”) 2013 – 11, “Income Taxes (Topic 740) – Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” was issued in July, 2013.  The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013.  Early adoption is permitted.  The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date.  Retrospective application is permitted.  The Company does not expect adoption of this ASU to have a material impact on its financial statements.

NOTE 4.  GOING CONCERN

During the six months ended June 30, 2013, the Company has not generated any revenue and therefore has been unable to generate cash flows sufficient to support its operations and has been dependent on debt and equity financing.  In addition to negative cash flow from operations, the Company has experienced recurring net losses, and has a deficit accumulated during development stage of $210,676 as of June 30, 2013.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 5.  INTANGIBLE ASSETS

On June 21, 2013, the Company issued an aggregate of 3,250,000 shares of its common stock to an officer of the Company for the purchase of intellectual property and trademarks, at a price of $0.001 per share.  The purchase price was $3,250.  See Note 7 and 8.

NOTE 6.  LEASES

The Company leases its primary facility in Plaistow, New Hampshire from an entity owned beneficially by an officer of the Company for $7,500 per month.  The lease commenced on May 1, 2013 and expires on April 30, 2015.  See Note 7.

The Company’s future minimum lease payments are as follows:

2013	$45,000
2014	90,000
2015	30,000
Total	$165,000

NOTE 7.  RELATED PARTY TRANSACTIONS

On March 6, 2013, an officer of the Company contributed $500 to the Company.  The amount was considered a contribution to capital.

From the Company’s inception date (June 18, 2012) through June 30, 2013, a former officer of the Company paid $2,924 of the Company’s expenses.  The related liability was released by the former officer and settled in full during the quarter ended June 30, 2013.  The settlement was considered a contribution to capital.

The Company leases its primary facility in Plaistow, New Hampshire from an entity owned beneficially by an officer of the Company for $7,500 per month.  The lease commenced on May 1, 2013 and expires on April 30, 2015.

During May, 2013, the Company sold 350,000 shares of its common stock to an accredited investor, who was also a related party, at a price of $0.10 per share, in connection with a private placement of the Company’s common stock for proceeds totaling $35,000.

During the three months ended June 30, 2013, the Company’s board of directors authorized the issuance of an aggregate of 11,221,429 founders’ shares, at a price of $0.0001 per share, being the par value per share.  Of the 11,221,429 founders’ shares, 2,921,429 shares were authorized for issuance to individuals not considered related parties.  As of June 30, 2013, 7,971,429 of the founders’ shares had been issued with the remaining 3,250,000 founders’ shares issuable. The aggregate purchase price was $1,122.  See Note 8.

On June 21, 2013, the Company issued an aggregate of 3,250,000 shares of its common stock to an officer of the Company for the purchase of intellectual property and trademarks, at a price of $0.001 per share.  The purchase price was $3,250.  See Note 8.

NOTE 8.  STOCKHOLDERS’ EQUITY

Founders’ Shares

During the three months ended June 30, 2013, the Company’s board of directors authorized the issuance of an aggregate of 11,221,429 founders’ shares, at a price of $0.0001 per share, being the par value per share.  As of June 30, 2013, 7,971,429 of the founders’ shares had been issued with the remaining 3,250,000 founders’ shares issuable. The aggregate purchase price was $1,122.

Private Offering

In addition, during May, 2013, the Company sold 2,100,000 shares of its common stock to accredited investors, of which, 350,000 shares were sold to a related party at a price of $0.10 per share, in connection with a private placement of the Company’s common stock for proceeds totaling $210,000.

Common Stock Issued for the Purchase of Assets

On June 21, 2013, the Company issued an aggregate of 3,250,000 shares of its common stock to an officer of the Company for the purchase of intellectual property and trademarks.  The purchase price was $3,250.

NOTE 9.  SUBSEQUENT EVENTS

On July 22, 2013, the Company issued 100,000 shares of its common shares to a consultant as a retainer for services to be provided. The consultant is scheduled to receive 25,000 additional shares per month for services, commencing on August 1, 2013, for so long as he is a consultant to the Company.

On July 31, 2013, the Company issued 60,000 shares of its common stock to a consultant for services to be provided and 350,000 shares of its common stock to an employee of the Company as stock compensation.

During July, 2013, the remaining 3,250,000 founders’ shares issuable at June 30, 2013 were issued. See note 8.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-looking Statements

Statements made in this Quarterly Report which are not purely historical are forward-looking statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and our business, including, without limitation, (i) our ability to raise capital, and (ii) statements preceded by, followed by or that include the words “may,” “would,” “could,” “should,” “expects,” “projects,” “anticipates,” “believes,” “estimates,” “plans,” “intends,” “targets” or similar expressions.

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond our control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following: general economic or industry conditions, nationally and/or in the communities in which we may conduct business, changes in the interest rate environment, legislation or regulatory requirements, conditions of the securities markets, our ability to raise capital, changes in accounting principles, policies or guidelines, financial or political instability, acts of war or terrorism, other economic, competitive, governmental, regulatory and technical factors affecting our current or potential business and related matters.

Accordingly, results actually achieved may differ materially from expected results in these statements. Forward-looking statements speak only as of the date they are made.  We do not undertake, and specifically disclaim, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Overview

On June 21, 2013, the Company completed the acquisition of certain assets from Michael R. Rosa, its chief executive officer, and commenced business operations. In conjunction with the acquisition of the intangible assets, the Company commenced operations.  Since completing the acquisition, the Company has raised capital, hired employees, leased space, engaged consultants and advisors, conducted extensive sales and marketing related activities both domestically and internationally, negotiated vendor relationships and engaged seller’s representatives. As of June 30, 2013 the Company had more than nominal operations and no longer considers the Company to be a “shell company” within the meaning of applicable securities laws. The Company has, since June 30, 2013, realized revenues from its EnviroPack and SpillCon businesses. The Company’s business is operated through three wholly-owned subsidiaries, each of which is a Delaware corporation: Remote Aerial Detection Systems, Inc., EnviroPack Technologies, Inc. and SpillCon Solutions, Inc.

The Company, through June 30, 2013, had not earned revenue from operations. Accordingly, the Company’s activities have been accounted for as those of a “Development Stage Company” as set forth in Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 915. Among the disclosures required by ASC 915 are that the Company’s financial statements be identified as those of a development stage company, and that the statements of operations, stockholders’ equity and cash flows disclose activity since the date of the Company’s inception.

RADS, a wholly owned subsidiary formed on May 22, 2013, is a new business that is a reseller of aerial (manned and unmanned) and non-aerial surveillance systems (ISR systems) for use by the oil and gas industry in leak and spill detection, exploration and security for oil and gas assets (production and distribution). In addition, our ISR systems can be used for border security, mineral exploration and topographical mapping.

EnviroPack, a wholly owned subsidiary formed on May 24, 2013, is a newly formed provider of United Nations/Department of Transportation (UN/DOT) certified environmental waste packaging solutions for the safe disposal of a variety of hazardous waste streams. SpillCon is a newly formed distribution business comprised of environmental spill response and control products (primarily absorbent products), which will be sold to the oil and gas industry, environmental cleanup firms, industry and government agencies.

As the Company only recently established its business operations on June 21, 2013 (and was a shell company prior to such date), the Company has no historical business operations. Since the Company has no historical business operations, the following discussion omits discussion of income from continuing operations, expenses and other matters related to “results of operations,” as well as information relating to the statement of cash flows, as the Company does not believe that analysis of this information would be meaningful to investors.

Recent Developments

In addition to the asset acquisitions and commencement of business operations on June 21, 2013 described above under the caption “Business”, the Company sold during May, 2013, 2,100,000 shares of its common stock to accredited investors at a price of $0.10 per share, for aggregate gross proceeds of $210,000. The Company has been using these funds for working capital purposes.

Critical Accounting Policies and Significant Judgments and Estimates

The Securities and Exchange Commission (“SEC”) issued disclosure guidance for “critical accounting policies.” The SEC defines “critical accounting policies” as those that require the application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

Our significant accounting policies are described below. We anticipate that the following accounting policies will require the application of our most difficult, subjective or complex judgments:

Basis of Presentation - Development Stage Company

The Company, through June 30, 2013, had not earned revenue from operations. Accordingly, the Company’s activities have been accounted for as those of a “Development Stage Company” as set forth in Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 915. Among the disclosures required by ASC 915 are that the Company’s financial statements be identified as those of a development stage company, and that the statements of operations, stockholders’ equity and cash flows disclose activity since the date of the Company’s inception.

Since completing the acquisitions on June 21, 2013, the Company has raised capital, hired employees, leased space, engaged consultants and advisors, conducted extensive sales and marketing related activities both domestically and internationally, negotiated vendor relationships and engaged seller’s representatives. The Company has, since June 30, 2013, realized revenues from its EnviroPack and SpillCon businesses.

Income Taxes

Income taxes are provided in accordance with Financial Accounting Standards Board ASC 740 Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. There were no current or deferred income tax expenses or benefits, as the Company did not having any material operations for the period ended December 31, 2012.

Liquidity and Capital Resources

As of August 7, 2013, we had virtually exhausted our operating capital.   Accordingly, we have an immediate need for additional capital to fund our business operations. We are currently in the process of raising additional capital through the sale of equity securities. Sales of additional equity securities will dilute the percentage ownership interest of existing stockholders in the Company.

As we only recently established our business operations on June 21, 2013, we have not yet realized any material operating revenues. We are, however, incurring significant costs and expenses in connection with the establishment of our new business, implementation of our business plan and ongoing compliance costs associated with being a public company. Consequently, we are currently experiencing negative cash flows from operations. As we have exhausted our operating capital, currently we do not have the cash necessary to fund our ongoing operations and implement our business plan. As a result, we have an immediate need for additional funds.

In order to remedy this liquidity deficiency, we need to raise additional capital almost immediately, and ultimately we will need to generate substantial positive operating cash flows. Our internal sources of funds will consist of cash flows from operations, but not until we begin to realize substantial revenues from the sale of products. As previously stated, as of the date of filing of this quarterly report, we have only limited revenues, and our operations are generating negative cash flows, and thus adversely affecting our liquidity. We intend to raise additional funds through equity and/or debt financing. In addition, we expect that our operations will begin to generate revenues during the second half of 2013, which should improve our liquidity deficiency. If we are unable to raise additional funds in the near term, we will not be able to implement our business plan, and it is unlikely that we will be able to continue as a going concern.

Subject to the availability of funds, which we currently do not have, we expect to incur approximately $250,000 in capital expenditures over the next 12 months. The purpose of these capital expenditures will be for the installation of a cellulose blending system, along with an industrial sewing machine center for use in a customized cutting and sewing operation, a heat sealing machine, and specific testing equipment for a research and development lab for the SpillCon and RADS businesses, along with other equipment modifications.

We expect to fund these capital expenditures through a combination of cash flows from operations and proceeds from equity financing. If we are unable to generate positive cash flows from operations, and/or raise additional funds (either through debt or equity), we will be unable to fund our capital expenditures, in which case, there could be an adverse effect on our business and results of operations.

As stated above, we recently raised an aggregate of $210,000 from the sale of 2,100,000 shares of common stock, at $0.10 per share. We expect to raise additional funds in the near term from the further sales of shares of common stock. Additional sales of common stock will reduce the percentage interest of existing stockholders in our Company. Although it is possible, we do not believe it is likely that we will raise funds through the sale of debt securities in the near term.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements as defined in Item 303(a) (4) (ii) of the SEC’s Regulation S-K.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in rules and forms adopted by the Securities and Exchange Commission, and that such information is accumulated and communicated to management, including the President and Secretary, to allow timely decisions regarding required disclosures.

Under the supervision and with the participation of our management, including our President and Treasurer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act).  Based upon that evaluation, our President and Treasurer concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter covered by this Quarterly Report, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Previously reported in Current Reports on Form 8-K.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

N/A

Item 6. Exhibits

		Incorporated by Reference
Exhibit	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
3.1	Certificate of Incorporation, as amended		8-K		3.1	06/27/2013
3.2	By-Laws		10		3.2	07/09/2012
4.1	Specimen Stock Certificate		10		4.1	07/09/2012
10.1	Asset purchase agreement between registrant, Michael Rosa and SpillCon Solutions, Inc.		8-K		10.1	06/27/2013
10.2	Asset purchase agreement between registrant, Michael Rosa and Remote Aerial Detection Systems, Inc.		8-K		10.2	06/27/2013
10.3	Asset purchase agreement between registrant, Michael Rosa and EnviroPack Technologies, Inc.		8-K		10.3	06/27/2013

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.

Environmental Science and Technologies, Inc.

By: /s/ Michael G. Faris

Name: Michael G. Faris

Title: Chief Operating Officer  (duly authorized officer) and

Chief Financial Officer (Principal Financial Officer)

Dated: August 19, 2013