Form 10-Q
period 2013-09-30
ENVIRONMENTAL SCIENCE & TECHNOLOGIES, INC.
filed 2013-11-14
CIK 1552743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-Q

______________

X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   X .. No       .

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

The number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of November 1, 2013
Common Capital Voting Stock, $0.0001 par value per share	27,171,429 shares

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

ENVIRONMENTAL SCIENCE AND TECHNOLOGIES, INC.
Consolidated Balance Sheets

	As of September 30,	As of December 31,
	2013	2012
	(Unaudited)
ASSETS

Current Assets
Cash	$58,019	$-
Accounts receivable	186,496	-
Inventory	83,067	-
Prepaid expenses and other current assets	8,100	-
Total Current Assets	335,682	-

Non-Current Assets
Equipment, net	11,475	-
Intangible assets, net	71,868	-
TOTAL ASSETS	$419,025	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$284,522	$-
Convertible notes and interest payable	150,986	-
Due to related party	-	1,000
Due to employee	22,500	-
Total Current Liabilities	458,008	1,000

Stockholders' Deficit
Preferred stock, $0.0001 par value, 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value, 250,000,000 shares authorized; 26,171,429 and 10,000,000 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	2,617	1,000
Common stock, 1,417,500 and 0 shares issuable at September 30, 2013 and December 31, 2012, respectively	142	-
Additional paid-in capital	342,351	-
Accumulated deficit	(384,093)	(2,000)
Total Stockholders' Deficit	(38,983)	(1,000)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$419,025	$-

 The accompanying notes are an integral part of these unaudited consolidated financial statements.

ENVIRONMENTAL SCIENCE AND TECHNOLOGIES, INC.
Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Sales
Packaging solutions	$164,413	$-	$164,413	$-
Absorbent products	110,483	-	110,483	-
Total sales	274,896	-	274,896	-

Cost of goods sold
Packaging solutions	93,133	-	93,133	-
Absorbent products	76,776	-	76,776	-
Total cost of goods sold	169,909	-	169,909	-

Gross profit	104,987	-	104,987	-

General and administrative fees
Payroll expense	94,376	-	112,645	-
Legal fees	23,230	-	91,980	-
Support services	33,537	-	63,537	-
Stock-based compensation	57,563	1,000	57,563	1,000
Professional fees	13,248	-	57,571	-
Rent expense	22,500	-	37,500	-
Depreciation and amortization expense	534	-	534	-
Other general and administrative fees	32,430	-	64,764	-
Total general and administrative fees	277,418	1,000	486,094	1,000

Loss from operations	(172,431)	(1,000)	(381,107)	(1,000)

Other expense
Interest expense	(986)	-	(986)	-
Total other expense	(986)	-	(986)	-

Net loss	$(173,417)	$(1,000)	$(382,093)	$(1,000)

Basic and diluted loss per share	$(0.01)	$(0.00)	$(0.02)	$(0.00)

Weighted average number of shares outstanding - basic and diluted	25,960,043	10,000,000	17,451,213	10,000,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ENVIRONMENTAL SCIENCE AND TECHNOLOGIES, INC.
Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	September 30,
	2013	2012

Cash Flows from Operating Activities
Net loss	$(382,093)	$(1,000)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization expense	534	-
Stock-based compensation	57,563	1,000
Changes in operating assets and liabilities:
Accounts receivable	(186,496)	-
Inventory	(83,067)	-
Prepaid expenses and other current assets	(8,100)	-
Accounts payable and accrued expenses	284,522	-
Interest payable on convertible notes	986	-
Net cash used in operating activities	(316,151)	-

Cash Flows from Investing Activities
Payments to employee	(2,500)	-
Purchase of equipment	(11,877)	-
Net cash used in investing activities	(14,377)	-

Cash Flows from Financing Activities
Proceeds from convertible notes	150,000	-
Proceeds from related party	1,924	-
Issuance of common stock for cash	235,000	-
Issuance of common stock for cash--related parties	1,123	-
Capital contribution by officer	500	-
Net cash provided by financing activities	388,547	-

Increase in Cash and Cash Equivalents	58,019	-

Cash and Cash Equivalents--Beginning of Period	-	-
Cash and Cash Equivalents--End of Period	$58,019	$-

Non-Cash Investing and Financing Activities
Debt settlement related to a former officer	$2,924	$-
Common stock issued for acquisition of intangible assets	$47,000	$-
Note issued to related party for acquisition of intangible assets	$25,000	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements

ENVIRONMENTAL SCIENCE AND TECHNOLOGIES, INC.

Notes to Unaudited Consolidated Financial Statements

NOTE 1.  ORGANIZATION AND DESCRIPTION OF BUSINESS

Environmental Science and Technologies, Inc. and subsidiaries (the “Company”), formerly known as APEX 5, Inc., was incorporated under the laws of the State of Delaware on June 18, 2012.  On June 21, 2013, the Company completed an acquisition of intangible assets comprised of intellectual property and trademarks from its Chief Executive Officer.  In conjunction with the acquisition of the intangible assets, the Company commenced operations.  As of June 30, 2013 the Company had more than nominal operations and no longer considered itself to be a “shell company” within the meaning of applicable securities laws.  In particular, as of such date, the Company had raised capital, hired employees, leased space, engaged consultants and advisors, conducted extensive sales and marketing related activities (both domestically and internationally), negotiated vendor and supplier relationships and engaged seller’s representatives. Moreover, the Company has, since June 30, 2013, realized material revenues from its EnviroPack and SpillCon businesses, which arose from its sales and marketing activities conducted prior to June 30, 2013. Furthermore, as a result of extensive international sales and marketing activities conducted by the Company’s RADS subsidiary prior to June 30, 2013, RADS has been in active discussions with prospective international customers (governmental agencies) regarding the sale/lease of ISR equipment having substantial retail value. The revenues realized by the Company in July and August, 2013, coupled with the progress being made with respect to the proposed ISR equipment sales, evidence the magnitude and scope of the sales, marketing and other operational activities conducted by the Company prior to June 30, 2013. In addition to the foregoing, during the quarter ended, September 30, 2013, the Company realized approximately $275,000 in revenues. Based upon the foregoing, the Company no longer considers itself a “Development Stage Company.”

The Company’s business is operated through four wholly-owned subsidiaries, each of which is a Delaware corporation: Remote Aerial Detection Systems, Inc., EnviroPack Technologies, Inc., SpillCon Solutions, Inc., and SorbTech Manufacturing, Inc.  The Company has formed two additional subsidiaries, Earth Management Technologies, Inc. and Protective Technologies, Inc., both of which are currently inactive.  Remote Aerial Detection Systems, Inc. is a business that is an intelligence, surveillance, and reconnaissance (ISR) reseller of dedicated mission specific non-aerial ISR and aerial ISR aircraft platforms for the oil and gas industry, as well as government agencies.  EnviroPack Technologies, Inc. is a provider of United Nations/Department of Transportation (“UN/DOT”) certified environmental waste packaging solutions for the safe disposal of a variety of hazardous waste streams.  SpillCon Solutions, Inc. (“SpillCon”) is a distribution business, comprised of environmental spill response and control products (primarily absorbent products), which sells to the oil and gas industry, environmental cleanup industry, and government agencies.  SorbTech Manufacturing, Inc. (“SorbTech”) is a new business which is anticipated to manufacture, distribute and sell proprietary consumer and commercial spill control products for the hazardous and bio-hazardous waste clean-up markets.  Earth Management Technologies, Inc. and Protective Technologies, Inc. are currently inactive.

NOTE 2.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s latest Annual Report filed with the SEC on Form 10-K on February 25, 2013 as well as the Form 8-K/A filed with the SEC on August 28, 2013 which details the Company’s change in shell company status.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the unaudited consolidated financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for the most recent fiscal year, 2012, as reported in Form 10-K, have been omitted.

The Company, through June 30, 2013, had not earned revenue from operations.  Accordingly, the Company’s activities through the quarter ended June 30, 2013, were accounted for as those of a “Development Stage Company” in accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic No. 915, “Accounting and Reporting by Development Stage Enterprises” (“FASB”).  Among the disclosures required by ASC 915 were that the Company’s financial statements be identified as those of a development stage company, and that the statements of operations and cash flows disclosed activity since the date of the Company’s inception.

Since June 30, 2013, the Company has realized approximately $275,000 in revenues, and therefore no longer considers itself a “Development Stage Company.”

NOTE 3.  GOING CONCERN

During the nine months ended September 30, 2013, although the Company has generated limited revenue, thus far it has been unable to generate cash flows sufficient to support its operations and has been dependent on debt and equity financing.  In addition to negative cash flow from operations, the Company has experienced recurring net losses, and has an accumulated deficit of $384,093 as of September 30, 2013.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The unaudited consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Remote Aerial Detection Systems, Inc., EnviroPack Technologies, Inc., SpillCon Solutions, Inc, and SorbTech Manufacturing, Inc.  The Company has formed two additional subsidiaries, Earth Management Technologies, Inc. and Protective Technologies, Inc., both of which are inactive.  All inter-company accounts and transactions have been eliminated in consolidation.

Reclassifications

Certain reclassifications have been made to the prior periods’ financial information in order to conform to the current period’s presentation.

Cash

The Company considers all highly liquid debt instruments with original maturities of three months or less when acquired to be cash equivalents.

Accounts Receivable

In the normal course of business, the Company extends credit to customers that satisfy defined credit criteria.  Accounts receivable is recorded at carrying value, which approximates fair value, and is presented in the Company's unaudited consolidated balance sheets net of any allowance for doubtful accounts.  As of September 30, 2013, an allowance for doubtful accounts had not been deemed necessary, and therefore, not recorded.

Inventory

The Company’s inventory is stated at the lower of cost or estimated realizable value, with cost primarily determined on a weighted-average cost basis on the first-in, first-out (“FIFO”) method.  The Company continuously evaluates the composition of its inventory, assessing slow-turning product.  Estimated realizable value of inventory is determined based on an analysis of historical sales trends of our individual products, the impact of market trends and economic conditions, and a forecast of future demand, giving consideration to the value of current orders in-house relating to the future sales of inventory.  Estimates may differ from actual results due to quantity, quality, and mix of products in inventory, customer demand, and market conditions.  The Company’s historical estimates of these costs and any provisions have not differed materially from actual results.  Any reserves for inventory shrinkage, representing the risk of physical loss of inventory, are adjusted based upon physical inventory counts.  As of September 30, 2013, an inventory reserve had not been deemed necessary, and therefore, not recorded.

Equipment, Net

Equipment, net is stated at cost less accumulated depreciation.  Depreciation is calculated using the straight-line method based upon the estimated useful life of depreciable assets, which is seven years for machinery and equipment.  Machinery and equipment, along with other long-lived assets, are evaluated for impairment periodically whenever events or changes in circumstances indicate that their related carrying values may not be recoverable, or are less than their fair value.  In evaluating long-lived assets for recoverability, the Company uses its best estimate of future cash flows expected to result from the use of the asset and its eventual disposition.  To the extent that estimated future undiscounted net cash flows attributable to the asset are less than the carrying value, an impairment loss is recognized equal to the difference between the carrying value of such asset and its fair value, considering external market participant assumptions.  Assets to be disposed of and for which there is a committed plan of disposal are reported at the lower of carrying value or fair value less costs to sell.

Intangible Assets, Net

The Company’s intangible assets have both indeterminable and finite lives, and primarily consist of intellectual property with 10 year useful lives.  Intangible assets with indeterminable lives are tested for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable.  These conditions may include a change in the extent or manner in which the asset is being used or a change in future operations.  The Company assesses the recoverability of the carrying amount by preparing estimates of future revenue, margins, and cash flows.  If the sum of expected future cash flows (undiscounted and without interest charges) is less than the carrying amount, an impairment loss is recognized.  The impairment loss recognized is the amount by which the carrying amount exceeds the fair value.  Fair value of these assets may be determined by a variety of methodologies, including discounted cash flow models.  Finite-lived intangible assets are amortized over their respective estimated useful lives and, along with other long-lived assets, are evaluated for impairment periodically whenever events or changes in circumstances indicate that their related carrying amounts may not be recoverable.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized.  As of September 30, 2013, all deferred tax assets continue to be fully reserved.

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

Revenue Recognition

Revenue is recognized across all segments of the business when there is persuasive evidence of an arrangement, delivery has occurred, price has been fixed or is determinable, and collectability is reasonably assured.  Revenue is recognized at the time title passes and risk of loss is transferred to customers.

Sales Reserves and Uncollectible Accounts

A significant area of judgment affecting reported revenue and net income is estimating sales reserves, which represent that portion of gross revenues not expected to be realized.  In particular, wholesale revenue is reduced by estimates of returns, discounts, markdowns, and operational chargebacks.  In determining estimates of returns, discounts, markdowns and operational chargebacks, management analyzes current economic and market conditions.  We review and refine these estimates on a quarterly basis.  As of September 30, 2013, a sales reserve had not been deemed necessary, and therefore, not recorded.

Cost of Goods Sold and Selling Expenses

Cost of goods sold includes the expenses incurred to acquire and produce inventory for sale, including product costs, freight-in, and any import costs, as well as changes in reserves for shrinkage and inventory realizability.  Any costs of selling merchandise, including those associated with preparing the merchandise for sale, such as picking, packing, warehousing, and order charges (“handling costs”), are included in general and administrative fees.

Stock-Based Compensation

The Company expenses all stock-based payments to employees and non-employee directors based on the grant date fair value of the awards over the requisite service period, adjusted for estimated forfeitures.

Convertible Notes

The Company records a discount to convertible notes for the intrinsic value of conversion options embedded in debt instruments, as appropriate.  Debt discounts under these arrangements are amortized to noncash interest expense using the effective interest rate method over the term of the related debt to their date of maturity.

If a security or instrument becomes convertible only upon the occurrence of a future event outside the control of the Company, or, is convertible from inception, but contains conversion terms that change upon the occurrence of a future event, then any contingent beneficial conversion feature is measured and recognized when the triggering event occurs and contingency has been resolved.

Recent Accounting Guidance

In July 2012, the FASB issued revised guidance surrounding testing indefinite-lived intangible assets for impairment as Accounting Standards Update (“ASU”) No. 2012 – 02, “Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU 2012 – 02”).  ASU 2012 – 02 simplifies the testing of indefinite-lived intangible assets for impairment by providing entities with the option of performing a qualitative assessment to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value.  The results of such assessment may be used as a basis for determining whether it is necessary to perform the quantitative impairment test required under ASC topic 350, “Intangibles — Goodwill and Other” (“ASC 350”).  The application of ASU 2012 – 02 did not have an impact on the Company's consolidated financial statements.

ASU 2013 – 11, “Income Taxes (Topic 740) – Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” was issued in July, 2013.  The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013.  Early adoption is permitted.  The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date.  Retrospective application is permitted.  The Company does not expect adoption of this ASU to have a material impact on its financial statements.

NOTE 5.  INVENTORY

Inventory consisted of finished goods amounting to $83,067 as of September 30, 2013 and $0 as of December 31, 2012.  The Company had no inventory reserve as of September 30, 2013.

NOTE 6.  EQUIPMENT

Equipment, net consisted of the following as of September 30, 2013 and as of December 31, 2012:

	September 30, 2013	December 31, 2012
Machinery and equipment	$11,877	$-
Less: accumulated depreciation	(402)	-
Equipment, net	$11,475	$-

The Company recorded depreciation expense of $402 for the three and nine months ended September 30, 2013 and $0 for the three and nine months ended September 30, 2012.

NOTE 7.  INTANGIBLE ASSETS

On June 21, 2013, the Company issued an aggregate of 3,250,000 shares of its common stock to an officer of the Company for the purchase of intellectual property and trademarks, at a price of $0.001 per share.  The purchase price was $3,250.  See Notes 10 and 12.  These intangible assets have indeterminable lives.

On September 23, 2013, the Company issued an aggregate of 350,000 shares of its common stock and agreed to pay $25,000 in cash to a third party for the purchase of intellectual property and unregistered trademarks at a price of $0.125 per share resulting in an aggregate purchase price of $68,750.  These intangible assets have finite-lives and are being amortized over a ten year useful life.  The Company recorded amortization expense of $132 for the three and nine months ended September 30, 2013.

Intangible assets, net consisted of the following as of September 30, 2013 and as of December 31, 2012:

	September 30, 2013	December 31, 2012
Intangible assets with indeterminable lives:
Intellectual property	$2,500	$-
Trademarks	750	-
	$3,250	$-

Intangible assets with finite lives:
Intellectual property	$68,750	$-
Less: accumulated amortization	(132)	-
	$68,618	$-

Total	$71,868	$-

Future amortization expense related to the intangible assets with finite lives is as follows:

2013	$1,719
2014	6,875
2015	6,875
2016	6,875
2017	6,875
Thereafter	39,399
Total	$68,618

NOTE 8.  CONVERTIBLE NOTES

During September, 2013, the Company issued convertible promissory notes to accredited investors in the principal amounts of $100,000 and $50,000.  These notes bear interest at the rate of 10% per annum, mature on September 4, 2014 and September 10, 2014, respectively, and are convertible into shares of common stock at the rate of $0.125 per share.

As of September 30, 2013 the Company owed principal and accrued interest of $150,986 related to the convertible promissory notes, due during the quarter ending September 30, 2014.

NOTE 9.  LEASES

The Company leases its primary facility in Plaistow, New Hampshire for $7,500 per month from an entity owned beneficially by the Company’s CEO and majority shareholder.  The lease commenced on May 1, 2013 and expires on April 30, 2015.  See Note 10.

The Company’s future minimum lease payments are as follows:

2013	$15,000
2014	90,000
2015	30,000
Total	$135,000

As of September 30, 2013, the Company had paid one month of rent in advance, amounting to $7,500, which was recorded as a prepaid expense in the accompanying unaudited consolidated balance sheet.

NOTE 10.  RELATED PARTY TRANSACTIONS

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

The Company leases its facility, which consists of 10,000 square feet of office and warehouse space located in Plaistow, New Hampshire for $7,500 per month from an entity owned beneficially by the Company’s CEO and majority shareholder.  The lease is a gross lease under which the landlord pays all taxes, maintenance and repairs, and insurance.  The lease commenced on May 1, 2013 and expires on April 30, 2015.

During May 2013, the Company entered into an arrangement with Enco Industries, Inc. (“Enco”), a company that is controlled by the Company’s CEO and majority shareholder, under which Enco provides administrative and support related services, including warehouse personnel, to the Company for a fixed price of $15,000 per month.  The Company recorded the related expenses as support services, which amounted to $45,000 and $75,000 for the three and nine months ended September 30, 2013, respectively.  $11,463 of the support services expense was classified as cost of goods sold for the three and nine months ended September 30, 2013.

During the three months ended June 30, 2013, the Company’s board of directors authorized the issuance of an aggregate of 11,221,429 founders’ shares, at a price of $0.0001 per share, being the par value per share.  Of the 11,221,429 founders’ shares, 2,921,429 shares were authorized for issuance to individuals not considered related parties.  As of September 30, 2013, 10,721,429 of the founders’ shares had been issued with the remaining 500,000 founders’ shares issuable.  The aggregate purchase price was $1,123.  See Note 12.

On June 21, 2013, the Company issued an aggregate of 3,250,000 shares of its common stock to an officer of the Company for the purchase of intellectual property and trademarks, at a price of $0.001 per share.  The purchase price was $3,250.  See Notes 7 and 12.

NOTE 11.  DUE TO EMPLOYEE

As of September 30, 2013, $2,500 of the $25,000 cash portion of the consideration paid for the purchase of intellectual property (See Notes 7 and 12) had been paid.  The remaining $22,500 is included on the unaudited consolidated balance sheet as a due to employee because the seller of the intellectual property was hired as an employee of the Company subsequent to the effectiveness of the transaction.

NOTE 12.  STOCKHOLDERS’ EQUITY

Founders’ Shares

During the three months ended June 30, 2013, the Company’s board of directors authorized the issuance of an aggregate of 11,221,429 founders’ shares, at a price of $0.0001 per share, being the par value per share.  As of September 30, 2013, 10,721,429 of the founders’ shares had been issued with the remaining 500,000 founders’ shares issuable.  The aggregate purchase price was $1,123.

Private Offering

During May, 2013, the Company sold 2,100,000 shares of its common stock to accredited investors, at a price of $0.10 per share, in connection with a private placement of the Company’s common stock for proceeds totaling $210,000.

In addition, the Company sold 100,000 shares of its common stock to an accredited investor, at a price of $0.25 per share, in connection with a private placement of the Company’s common stock for proceeds totaling $25,000.  As of September 30, 2013, the 100,000 shares had not yet been issued.

Common Stock Issued for the Purchase of Assets

On June 21, 2013, the Company issued an aggregate of 3,250,000 shares of its common stock to an officer of the Company for the purchase of intellectual property and trademarks.  The purchase price was $3,250.

On September 23, 2013, the Company issued an aggregate of 350,000 shares of its common stock and agreed to pay $25,000 in cash to a third party for the purchase of intellectual property and unregistered trademarks at a price of $0.125 per share.  The aggregate purchase price was $68,750.  As of September 30, 2013, the 350,000 shares had not yet been issued.

Stock-Based Compensation

On July 22, 2013, the Company issued 100,000 shares of its common shares to a consultant as a retainer for services to be provided.  The shares were valued at $10,000 or $0.10 per share.  The consultant received an additional 25,000 shares for services on August 1, 2013 and 32,500 shares on September 1, 2013.   These shares were valued at $2,500 or $0.10 per share on August 1, 2013 and $4,063 or $0.125 per share on September 1, 2013.  The consultant is scheduled to receive an additional 32,500 shares per month for services, for so long as he remains a consultant to the Company.  As of September 30, 2013, the additional 57,500 shares had not yet been issued.

On July 31, 2013, a consultant received 60,000 shares of the Company’s common stock for services, valued at $6,000 or $0.10 per share.  As of September 30, 2013, the 60,000 shares had not yet been issued.

On July 31, 2013, an employee received 350,000 shares of the Company’s common stock as compensation.  The shares were valued at $35,000 or $0.10 per share.  As of September 30, 2013, the 350,000 shares had not yet been issued.

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

Overview

On June 21, 2013, the Company completed the acquisition of certain assets from Michael R. Rosa, its chief executive officer, and commenced business operations. Since completing the acquisition, the Company has raised capital, hired employees, leased space, engaged consultants and advisors, conducted extensive sales and marketing related activities both domestically and internationally, negotiated vendor relationships and engaged seller’s representatives. As of June 30, 2013 the Company had more than nominal operations and no longer considered itself to be a “shell company” within the meaning of applicable securities laws. The Company has, since June 30, 2013, realized revenues from its EnviroPack and SpillCon businesses. The Company’s business is operated through four wholly-owned subsidiaries, each of which is a Delaware corporation: Remote Aerial Detection Systems, Inc., EnviroPack Technologies, Inc., SpillCon Solutions, Inc. and SorbTech Manufacturing, Inc.  The Company has formed two additional subsidiaries, Earth Management Technologies, Inc. and Protective Technologies, Inc., both of which are inactive.

The Company, through June 30, 2013, had not earned revenue from operations. Accordingly, previously, the Company’s activities had been accounted for as those of a “Development Stage Company” as set forth in Financial Accounting Standards Board (‘FASB”) Accounting Standards Codification (“ASC”) 915. Among the disclosures required by ASC 915 are that the Company’s financial statements be identified as those of a development stage company, and that the statements of operations, stockholders’ equity and cash flows disclose activity since the date of the Company’s inception. Since June 30, 2013, the Company has realized approximately $275,000 in revenues, and therefore no longer considers itself a “Development Stage Company.”

RADS, a wholly owned subsidiary is a reseller of aerial (manned and unmanned) and non-aerial surveillance systems (ISR systems) for use by the oil and gas industry in leak and spill detection, exploration and security for oil and gas assets (production and distribution). In addition, our ISR systems can be used for border security, mineral exploration and topographical mapping.

EnviroPack, a wholly owned subsidiary, is a provider of United Nations/Department of Transportation (UN/DOT) certified environmental waste packaging solutions for the safe disposal of a variety of hazardous waste streams. SpillCon is a distribution business comprised of environmental spill response and control products (primarily absorbent products), which will be sold to the oil and gas industry, environmental cleanup firms, industry and government agencies.  SorbTech Manufacturing, Inc. will manufacture, distribute and sell proprietary consumer and commercial spill control products for the hazardous and bio-hazardous waste clean-up markets.

Earth Management Technologies, Inc. and Protective Technologies, Inc. are inactive.

As the Company only recently established its business operations on June 21, 2013 (and was a shell company prior to such date), the Company has no historical business operations, with which to compare the current quarterly period. Since the Company has no comparable historical business operations, the following discussion omits discussion of income from continuing operations, expenses and other matters related to “results of operations,” as well as information relating to the statement of cash flows, as the Company does not believe that analysis of this information would be meaningful to investors.

Recent Developments

In addition to the asset acquisitions and commencement of business operations on June 21, 2013 described above, the Company has raised capital from equity and debt financings. During May, 2013, the Company sold 2,100,000 shares of its common stock to accredited investors at a price of $0.10 per share, for aggregate gross proceeds of $210,000. During September, 2013, the Company sold to accredited investors convertible promissory notes in the aggregate principal amount of $150,000. These notes bear interest at the rate of 10% per annum, have a term of one year and are convertible into shares of common stock at the rate of $0.125 per share.  In addition, the Company sold 100,000 shares of its common stock to an accredited investor on September 9, 2013, at a price of $0.25 per share, in connection with a private placement of the Company’s common stock for proceeds totaling $25,000.

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

Our significant accounting policies are described below. We anticipate that the following accounting policies will require the application of our most difficult, subjective or complex judgments:

Basis of Presentation - Development Stage Company

The Company, through June 30, 2013, had not earned revenue from operations. Accordingly, through the quarter ended June 30, 2013, the Company’s activities were accounted for as those of a “Development Stage Company” as set forth in FASB ASC 915. Among the disclosures required by ASC 915 are that the Company’s financial statements be identified as those of a development stage company, and that the statements of operations, stockholders’ equity and cash flows disclose activity since the date of the Company’s inception.

Since completing the acquisitions on June 21, 2013, the Company has raised capital, hired employees, leased space, engaged consultants and advisors, conducted extensive sales and marketing related activities both domestically and internationally, negotiated vendor relationships and engaged seller’s representatives. The Company has, since June 30, 2013, realized approximately $275,000 in revenues, primarily from its EnviroPack and SpillCon businesses. Accordingly, the Company no longer considered itself to be a development stage company during the quarter ended September 30, 2013.

Accounts Receivable

In the normal course of business, the Company extends credit to customers that satisfy defined credit criteria.  Accounts receivable is recorded at carrying value, which approximates fair value, and is presented in the Company's unaudited consolidated balance sheets net of any allowance for doubtful accounts.  As of September 30, 2013, an allowance for doubtful accounts had not been deemed necessary, and therefore, not recorded.

Inventory

The Company’s inventory is stated at the lower of cost or estimated realizable value, with cost primarily determined on a weighted-average cost basis on the first-in, first-out (“FIFO”) method.  The Company continuously evaluates the composition of its inventory, assessing slow-turning product.  Estimated realizable value of inventory is determined based on an analysis of historical sales trends of our individual products, the impact of market trends and economic conditions, and a forecast of future demand, giving consideration to the value of current orders in-house relating to the future sales of inventory.  Estimates may differ from actual results due to quantity, quality, and mix of products in inventory, customer demand, and market conditions.  The Company’s historical estimates of these costs and any provisions have not differed materially from actual results.  Any reserves for inventory shrinkage, representing the risk of physical loss of inventory, are adjusted based upon physical inventory counts.  As of September 30, 2013, an inventory reserve had not been deemed necessary, and therefore, not recorded.

Equipment, Net

Equipment, net is stated at cost less accumulated depreciation.  Depreciation is calculated using the straight-line method based upon the estimated useful life of depreciable assets, which is seven years for machinery and equipment.  Machinery and equipment, along with other long-lived assets, are evaluated for impairment periodically whenever events or changes in circumstances indicate that their related carrying values may not be recoverable, or are less than their fair value.  In evaluating long-lived assets for recoverability, the Company uses its best estimate of future cash flows expected to result from the use of the asset and its eventual disposition.  To the extent that estimated future undiscounted net cash flows attributable to the asset are less than the carrying value, an impairment loss is recognized equal to the difference between the carrying value of such asset and its fair value, considering external market participant assumptions.  Assets to be disposed of and for which there is a committed plan of disposal are reported at the lower of carrying value or fair value less costs to sell.

Intangible Assets, Net

The Company’s intangible assets have both indeterminable and finite lives, and primarily consist of intellectual property with 10 year useful lives.  Intangible assets with indeterminable lives are tested for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable.  These conditions may include a change in the extent or manner in which the asset is being used or a change in future operations.  The Company assesses the recoverability of the carrying amount by preparing estimates of future revenue, margins, and cash flows.  If the sum of expected future cash flows (undiscounted and without interest charges) is less than the carrying amount, an impairment loss is recognized.  The impairment loss recognized is the amount by which the carrying amount exceeds the fair value.  Fair value of these assets may be determined by a variety of methodologies, including discounted cash flow models.  Finite-lived intangible assets are amortized over their respective estimated useful lives and, along with other long-lived assets, are evaluated for impairment periodically whenever events or changes in circumstances indicate that their related carrying amounts may not be recoverable.

Income Taxes

Income taxes are provided in accordance with FASB ASC 740 “Accounting for Income Taxes”. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. There were no current or deferred income tax expenses or benefits, as the Company did not having any material operations for the period ended December 31, 2012.  As of September 30, 2013, all deferred tax assets continue to be fully reserved.

Revenue Recognition

Revenue is recognized across all segments of the business when there is persuasive evidence of an arrangement, delivery has occurred, price has been fixed or is determinable, and collectability is reasonably assured.  Revenue is recognized at the time title passes and risk of loss is transferred to customers.

Sales Reserves and Uncollectible Accounts

A significant area of judgment affecting reported revenue and net income is estimating sales reserves, which represent that portion of gross revenues not expected to be realized.  In particular, wholesale revenue is reduced by estimates of returns, discounts, markdowns, and operational chargebacks.  In determining estimates of returns, discounts, markdowns and operational chargebacks, management analyzes current economic and market conditions.  We review and refine these estimates on a quarterly basis.  As of September 30, 2013, a sales reserve had not been deemed necessary, and therefore, not recorded.

Liquidity and Capital Resources

We have only limited operating capital.   Accordingly, we have an immediate need for additional capital to fund our business operations.  The lack of operating capital is adversely affecting our ability to purchase needed product inventory and consequently is interfering with our ability to generate revenue.  We are currently in the process of attempting to raise additional capital through the sale of equity securities. Sales of additional equity securities will dilute the percentage ownership interest of existing stockholders in the Company.

As we only recently established our business operations on June 21, 2013, to date we have realized only limited operating revenues. We are, however, incurring significant costs and expenses in connection with the establishment of our new business, implementation of our business plan and ongoing compliance costs associated with being a public company. Consequently, we are currently experiencing negative cash flows from operations. As we have only limited operating capital, currently we do not have the cash necessary to fund our ongoing operations and implement our business plan. As a result, we have an immediate need for additional funds.

In order to remedy this liquidity deficiency, we need to raise additional capital almost immediately, and ultimately we will need to generate substantial positive operating cash flows. Our internal sources of funds will consist of cash flows from operations, but not until we begin to realize substantial revenues from the sale of products. As previously stated, as of the date of filing of this quarterly report, we have only limited revenues, and our operations are generating negative cash flows, and thus adversely affecting our liquidity. We intend to raise additional funds through equity and/or debt financing. In addition, we expect that our operations will generate increasing revenues during the first half of 2014, which should improve our liquidity deficiency. If we are unable to raise additional funds in the near term, we will not be able to implement our business plan, and it is unlikely that we will be able to continue as a going concern.

Subject to the availability of funds, which we currently do not have, we expect to incur approximately $250,000 in capital expenditures over the next 12 months. The purpose of these capital expenditures will be for the installation of a cellulose blending system, along with an industrial sewing machine center for use in a customized cutting and sewing operation, and specific testing equipment for a research and development lab for the SpillCon and RADS businesses, along with other equipment modifications.

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

As stated above, we have raised an aggregate of approximately $385,000 from the sale of shares of common stock and convertible promissory notes during 2013. We expect to raise additional funds in the near term from the further equity and/or debt offerings. Additional sales of common stock or securities convertible into common stock will reduce the percentage interest of existing stockholders in our Company.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Previously reported in Current Reports on Form 8-K.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

N/A

Item 6. Exhibits

Incorporated by Reference
Exhibit	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
3.1	Certificate of Incorporation, as amended		8-K		3.1	06/27/2013
3.2	By-Laws		10		3.2	07/09/2012
4.1	Specimen Stock Certificate		10		4.1	07/09/2012
10.1	Asset purchase agreement between registrant, Michael Rosa and SpillCon Solutions, Inc.		8-K		10.1	06/27/2013
10.2	Asset purchase agreement between registrant, Michael Rosa and Remote Aerial Detection Systems, Inc.		8-K		10.2	06/27/2013
10.3	Asset purchase agreement between registrant, Michael Rosa and EnviroPack Technologies, Inc.		8-K		10.3	06/27/2013
10.4	Asset purchase agreement between registrant, Mark Ceaser and SorbTech Manufacturing, Inc.		8-K		4.01	09/27/2013
31.1**	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	✓
31.2**	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	✓
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	✓
32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	✓

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

Dated: November 14, 2013