Form 10-Q
period 2014-06-30
ENVIRONMENTAL SCIENCE & TECHNOLOGIES, INC.
filed 2014-08-19
CIK 1552743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X .

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes      . No  X .

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

The number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of August 14, 2014
Common Capital Voting Stock, $0.0001 par value per share	34,971,400 shares

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

ENVIRONMENTAL SCIENCE AND TECHNOLOGIES, INC.

Consolidated Balance Sheets

	As of June 30,	As of December 31,
	2014	2013
	(Unaudited)	(Unaudited)
ASSETS

Current Assets
Cash	$35,344	$5,870
Accounts receivable	158,346	159,251
Inventory	102,669	82,452
Total Current Assets	296,359	247,573

Non-Current Assets
Equipment, net	118,070	133,014
TOTAL ASSETS	$414,429	$380,587

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$678,813	$374,814
Convertible notes and interest payable	152,082	150,000
Note payable	8,700	-
Due to Officer	98,268	-
Due to related party	24,000	22,500
Total Current Liabilities	961,863	547,314

Stockholders' Deficit
Preferred stock, $0.0001 par value, 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value, 250,000,000 shares authorized; 28,501,400 and 27,171,400 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	2,850	2,717
Common stock, 130,000 and 515,000 shares issuable at June 30, 2014 and December 31, 2013, respectively	13	52
Additional paid-in capital	497,372	479,216
Accumulated deficit	(1,047,669)	(648,712)
Total Stockholders' Deficit	(547,434)	(166,727)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$414,429	$380,587

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ENVIRONMENTAL SCIENCE AND TECHNOLOGIES, INC.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Sales
Packaging solutions	$256,092	$-	$449,522	$-
Absorbent products	27,366	-	150,751	-
Total sales	283,458	-	600,273	-

Cost of goods sold
Packaging solutions	204,245	-	342,917	-
Absorbent products	22,612	-	131,298	-
Shipping - net	12,924		18,266
Total cost of goods sold	239,781	-	492,481	-

Gross profit	43,677	-	107,792	-

General and administrative fees
Payroll expense	153,323	18,269	318,618	18,269
Legal fees	(11,605)	68,570	12,395	68,570
Support services	-	30,000	-	30,000
Stock-based compensation	1,463	-	18,250	-
Professional fees	5,638	36,587	13,651	36,587
Rent expense	22,887	15,000	45,774	15,000
Depreciation and amortization expense	12,229	-	24,437	-
Other general and administrative fees	34,028	38,326	64,911	40,250
Total general and administrative fees	217,963	206,752	498,036	208,676

Loss from operations	(174,286)	(206,752)	(390,245)	(208,676)

Other expense
Interest expense	(3,740)	-	(8,713)	-
Total other expense	(3,740)	-	(8,713)	-

Net loss	$(178,026)	$(206,752)	$(398,957)	$(208,676)

Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted average number of shares outstanding - basic and diluted	28,582,679	18,396,782	28,158,929	14,221,587

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ENVIRONMENTAL SCIENCE AND TECHNOLOGIES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	June 30,
	2014	2013

Cash Flows from Operating Activities
Net loss	$(398,957)	$(208,676)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization expense	24,437	-
Stock-based compensation	18,250	-
Changes in operating assets and liabilities:
Accounts receivable	905	-
Inventory	(20,217)	-
Prepaid expenses and other current assets	-	(435)
Accounts payable and accrued expenses	303,999	80,217
Proceeds from Officer	98,268	-
Due to Related Party	1,500	-
Interest payable on convertible notes	2,082	-
Net cash used in operating activities	30,267	(128,894)

Cash Flows from Investing Activities
Payments to related party	-	-
Purchase of equipment	(793)	-
Net cash used in investing activities	(793)	-

Cash Flows from Financing Activities
Proceeds from Related party	-	1,924
Issuance of common stock for cash	-	175,093
Issuance of common stock for cash--related parties	-	35,705
Capital contribution by officer	-	500
Net cash provided by financing activities	-	213,222

Increase in Cash and Cash Equivalents	29,474	84,328

Cash and Cash Equivalents--Beginning of Period	5,870	-
Cash and Cash Equivalents--End of Period	$35,344	$84,328

Non-Cash Investing and Financing Activities
Common stock issued for placement agent	$15,000	$3,250
Common stock issued for consultants	$3,250	$2,924
Note for purchase of equipment	$8,700	$325

The accompanying notes are an integral part of these unaudited consolidated financial statements

ENVIRONMENTAL SCIENCE AND TECHNOLOGIES, INC.

Notes to Unaudited Consolidated Financial Statements

NOTE 1.  ORGANIZATION AND DESCRIPTION OF BUSINESS

Environmental Science and Technologies, Inc. and subsidiaries (the “Company”), formerly known as APEX 5, Inc., was incorporated under the laws of the State of Delaware on June 18, 2012.  On June 21, 2013, the Company completed an acquisition of intangible assets comprised of intellectual property and trademarks from its Chief Executive Officer.  In conjunction with the acquisition of the intangible assets, the Company commenced operations.  As of June 30, 2013 the Company had more than nominal operations and no longer considered itself to be a “shell company” within the meaning of applicable securities laws.  In particular, as of such date, the Company had raised capital, hired employees, leased space, engaged consultants and advisors, conducted extensive sales and marketing related activities (both domestically and internationally), negotiated vendor and supplier relationships and engaged seller’s representatives. Moreover, the Company has, since June 30, 2013, realized material revenues from its EnviroPack and SpillCon businesses, which arose from its sales and marketing activities conducted prior to June 30, 2013. The revenues realized by the Company in July and August, 2013, coupled with the progress being made with respect to the proposed ISR equipment sales, evidence the magnitude and scope of the sales, marketing and other operational activities conducted by the Company prior to June 30, 2013. In addition to the foregoing, during the six months ended June 30, 2014, the Company realized approximately $600,273 in revenues. Based upon the foregoing, the Company no longer considers itself a “Development Stage Company.”

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

NOTE 2.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules of the Securities and Exchange Commission (“SEC”).  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

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

Since June 30, 2013, the Company has realized approximately $1,107,638in revenues, and therefore no longer considers itself a “Development Stage Company.”

NOTE 3.  GOING CONCERN

During the six months ended June 30, 2014, although the Company has generated revenue, thus far it has been unable to generate cash flows sufficient to support its operations and has been dependent on debt and equity financing.  In addition to negative cash flow from operations, the Company has experienced recurring net losses, and has an accumulated deficit of $1,047,669 as of June 30, 2014.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The unaudited consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Reclassifications

Certain reclassifications have been made to the prior periods’ financial information in order to conform to the current period’s presentation.  Specifically the amounts classified in Payroll Expense and Other General and Administrative fees.

Cash

The Company considers all highly liquid debt instruments with original maturities of three months or less when acquired to be cash equivalents.

Accounts Receivable

In the normal course of business, the Company extends credit to customers that satisfy defined credit criteria.  Accounts receivable is recorded at carrying value, which approximates fair value, and is presented in the Company's unaudited consolidated balance sheets net of any allowance for doubtful accounts.  As of June 30, 2014, an allowance for doubtful accounts had not been deemed necessary, and therefore, not recorded.

Inventory

The Company’s inventory is stated at the lower of cost or estimated realizable value, with cost primarily determined on a weighted-average cost basis on the first-in, first-out (“FIFO”) method.  The Company continuously evaluates the composition of its inventory, assessing slow-turning product.  Estimated realizable value of inventory is determined based on an analysis of historical sales trends of our individual products, the impact of market trends and economic conditions, and a forecast of future demand, giving consideration to the value of current orders in-house relating to the future sales of inventory.  Estimates may differ from actual results due to quantity, quality, and mix of products in inventory, customer demand, and market conditions.  The Company’s historical estimates of these costs and any provisions have not differed materially from actual results.  Any reserves for inventory shrinkage, representing the risk of physical loss of inventory, are adjusted based upon physical inventory counts.  As of June 30, 2014, an inventory reserve had not been deemed necessary, and therefore, not recorded.

Equipment, Net

Equipment, net is stated at cost less accumulated depreciation.  Depreciation is calculated using the straight-line method based upon the estimated useful life of depreciable assets, which is three years for machinery and equipment.  Machinery and equipment, along with other long-lived assets, are evaluated for impairment periodically whenever events or changes in circumstances indicate that their related carrying values may not be recoverable, or are less than their fair value.  In evaluating long-lived assets for recoverability, the Company uses its best estimate of future cash flows expected to result from the use of the asset and its eventual disposition.  To the extent that estimated future undiscounted net cash flows attributable to the asset are less than the carrying value, an impairment loss is recognized equal to the difference between the carrying value of such asset and its fair value, considering external market participant assumptions.  Assets to be disposed of and for which there is a committed plan of disposal are reported at the lower of carrying value or fair value less costs to sell.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized.  As of June 30, 2014, all deferred tax assets continue to be fully reserved.

Basic Earnings (Loss) Per Share

Basic EPS is based on the weighted average number of common shares outstanding.  Diluted EPS is based on the weighted average number of common shares outstanding and dilutive common stock equivalents.  Basic EPS is computed by dividing net income/loss available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period.  Weighted average number of shares used to calculate basic and diluted loss per share is considered the same as the effect of dilutive shares is anti-dilutive for all periods presented. As of June 30, 2014,  there were 1,200,000 common stock equivalents that were not included in the dilutive earnings per share calculation as their effect is anti-dilutive

Revenue Recognition

Revenue is recognized across all segments of the business when there is persuasive evidence of an arrangement, delivery has occurred, price has been fixed or is determinable, and collectability is reasonably assured.  Revenue is recognized at the time title passes and risk of loss is transferred to customers.

Sales Reserves and Uncollectible Accounts

A significant area of judgment affecting reported revenue and net income is estimating sales reserves, which represent that portion of gross revenues not expected to be realized.  In particular, wholesale revenue is reduced by estimates of returns, discounts, markdowns, and operational chargebacks.  In determining estimates of returns, discounts, markdowns and operational chargebacks, management analyzes current economic and market conditions.  We review and refine these estimates on a quarterly basis.  As of June 30, 2014, a sales reserve had not been deemed necessary, and therefore, not recorded.

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

NOTE 5.  INVENTORY

Inventory consisted of finished goods amounting to $102,669 as of June 30, 2014 and $82,452 as of December 31, 2013.  The Company had no inventory reserve as of June 30, 2014.

NOTE 6.  EQUIPMENT

Equipment, net consisted of the following as of June 30, 2014 and as of December 31, 2013:

	June 30, 2014	December 31, 2013
Machinery and equipment	$155,452	$145,959
Less: accumulated depreciation	(37,382)	(12,945)
Equipment, net	$118,070	$133,014

The Company recorded depreciation expense of $12,229 and $24,437 for the three and six months ended June 30, 2014, respectively, and $0 for the three and six months ended June 30, 2013.

NOTE 7.  CONVERTIBLE NOTES

During September, 2013, the Company issued convertible promissory notes to accredited investors in the principal amounts of $100,000 and $50,000.  These notes bear interest at the rate of 10% per annum. The $100,000 note matures September 4, 2015, and the $50,000 note matures on September 10, 2014.  The notes are convertible into shares of common stock at the rate of $0.125 per share. The convertible note in the principal amount of $100,000 was amended in July 2014 to extend its maturity date to July 15, 2015 and to make it non-interest bearing. See Note 12 – Subsequent Events.

At the time of issuance the Company assessed the conversion feature to determine if it contained a beneficial conversion feature (BCF) as per ASC 470. The Company determined it did not have a BCF since the conversion price was greater than the market price of the common stock on the date of issuance.

As of June 30, 2014 the Company owed principal and accrued interest of $152,082 related to the convertible promissory notes.

Note 8.  NOTE PAYABLE

During March, 2014, the Company issues a promissory note in the principal amount of $8,700 for the purchase of equipment.  This note bears no interest and matures on March 5, 2015.

NOTE 9.  LEASES

The Company leases its primary facility in Plaistow, New Hampshire for $7,500 per month from an entity owned beneficially by the Company’s CEO and significant shareholder.  The lease commenced on May 1, 2013 and expires on April 30, 2015.  See Note 10.

The Company’s future minimum lease payments are as follows:

2014	45,000
2015	30,000
Total	$75,000

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

The Company leases its facility, which consists of 10,000 square feet of office and warehouse space located in Plaistow, New Hampshire for $7,500 per month from an entity owned beneficially by the Company’s CEO and majority shareholder.  The lease is a gross lease under which the landlord pays all taxes, maintenance and repairs, and insurance.  The lease commenced on May 1, 2013 and expires on April 30, 2015. As of June 30, 2014 and December 31, 2013, $9,000 and $7,500, respectively, are due under this agreement.

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

During the three months ended June 30, 2013, the Company’s board of directors authorized the issuance of an aggregate of 11,221,429 founders’ shares, at a price of $0.0001 per share, being the par value per share.  Of the 11,221,429 founders’ shares, 2,921,429 shares were authorized for issuance to individuals not considered related parties.  The aggregate purchase price was $1,123.  See Note 11.

On June 21, 2013, the Company issued an aggregate of 3,250,000 shares of its common stock to an officer of the Company for the purchase of intellectual property and trademarks, at a price of $0.001 per share.  The purchase price was $3,250.  See Note 11.

During the six months ended June 30, 2014, the Company's CEO paid $98, 268 in expenses of the Company  through the use of his personal funds and personal credit cards. See Note 12 – Subsequent Events.

As of June 30, 2014, $10,000 of the $25,000 cash portion of the consideration paid for the purchase of intellectual property (See Note 11) had been paid.  The remaining $15,000is included on the unaudited consolidated balance sheet as a due to employee because the seller of the intellectual property was hired as an employee of the Company subsequent to the effectiveness of the transaction.

NOTE 11.  STOCKHOLDERS’ EQUITY

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

In addition, in September, 2013 the Company sold 100,000 shares of its common stock to an accredited investor, at a price of $0.25 per share, in connection with a private placement of the Company’s common stock for proceeds totaling $25,000.

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

Stock-Based Compensation

On July 22, 2013, the Company issued 100,000 shares of its common shares to a consultant as a retainer for services to be provided.  The shares were valued at $10,000 or $0.10 per share.  The consultant received an additional 25,000 shares for services on August 1, 2013 and 32,500 shares on September 1, 2013.   These shares were valued at $2,500 or $0.10 per share on August 1, 2013, $4,063 or $0.125 per share on September 1, 2013,$4,875 or $.05 per share for the forth quarter of 2013, $650 or $.02 per share for January and February of 2014 and $488 or $.015 per share for March, April, May and June of 2014.  The consultant is scheduled to receive an additional 32,500 shares per month for services, for so long as he remains a consultant to the Company.  As of June 30, 2014, 130,000 shares had not yet been issued.

On July 31, 2013, a consultant received 60,000 shares of the Company’s common stock for services, valued at $6,000 or $0.10 per share.

On July 31, 2013, an employee received 350,000 shares of the Company’s common stock as compensation.  The shares were valued at $35,000 or $0.10 per share.

In January, 2014,   the Company issued an aggregate of 750,000 shares of common stock to Network 1 Financial Securities LLC (“Network 1”) and its designees as compensation for services to be rendered in connection with a placement agent agreement entered into with Network One. These shares were valued at $.02 per share.

Note 12 – Subsequent Events

On July 12, 2014, the Company sold 3,000,000 shares of its common stock to a single accredited investor for gross proceeds of $6,000 (a per share price of $.002).

On July 14, 2014, the Company and its CEO, Michael R. Rosa, entered into an agreement with Mark Shefts, as follows:

(1)

Mr. Shefts: (i) will provide management advisory services to the Company for a period of one year, for $1000 per month, (ii) made a $125,000 equity investment into the Company,  in exchange for 10 million shares of the Registrant’s common stock, (iii) extended the maturity date of his convertible promissory note in the principal amount of $100,000 until July 15, 2015 and make the note non-interest bearing, and (iv) will have the option of becoming CEO and a member of the board of the Company;

(2)

The Company will issue to Mr. Shefts or his designee 10 million shares of its common stock, in consideration for the $125,000 investment;

(3)

Mr. Shefts and the Company’s CEO will endeavor for a specified of time to appoint a mutually agreeable person to act as a director of the Company. In the event that Mr. Shefts and the Company’s CEO are unable to agree on a third director, Mr. Shefts would have the right to appoint the third director;

(4)

Michael R Rosa, CEO of the Company, will surrender approximately 6,692,500 shares of the Registrant’s common stock to the treasury, to be restored to the status of authorized but unissued shares; and

(5)

Mr. Rosa has agreed to accept a promissory note in the amount of $98,268 for amounts he has advanced on behalf of the Company. This note is non-interest bearing and matures July 15, 2015.

The Agreement also provides that if the Board of Directors should at any time determine to discontinue the business operations of the Company, then, subject to compliance with applicable laws, the Company will transfer to Michael R. Rosa its discontinued operating businesses, in exchange for his surrendering to the Company all shares of common stock of the Company owned or controlled by him.

In connection with the foregoing transaction, the Company, on July 14, 2014, sold to Mark Shefts (an accredited investor) 10,000,000 shares of its common stock, for aggregate consideration of $125,000 (a per-share price of $.0125).

On or about August 12, 2014, we received a Notice of Debarment from the US Defense Logistics Agency (“DLA”) (the “Notice”). The Notice (i) prevents us from bidding on new government contracts and (ii) precludes the renewal of any existing contract that is otherwise renewable.  The Notice was issued to us because our CEO (who is also a significant shareholder of our company) is affiliated with a company that is alleged to have sold products to the DLA that did not conform to the applicable contract. The DLA has not alleged any wrongdoing whatsoever with respect to our company or its contracts with the DLA.

As a result of the Notice, we are not able to bid on any new US government contracts that might otherwise be of interest to us, unless and until the Notice is withdrawn or rescinded as a result of our negotiations with the government or through an adjudication on the merits.

Currently, there are no government contracts on which we are interested in bidding. During each of the six month periods ended December 31, 2013 and June 30,2014, we realized approximately $100,000 in revenues from government contracts. These contracts have been substantially fulfilled. We are currently fulfilling a legacy government contract on which we expect to realize approximately $80,000 in future revenues; this contract is unaffected by the Notice, as it is an existing contract.

If we are unable to have the Notice rescinded/terminated, we will not be able to bid on future US government contracts, in which case there could be an adverse effect on our revenues and profitability, unless we are able to replace the resulting revenue loss. We intend to vigorously pursue recission/termination of the Notice.

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

The Company, through June 30, 2013, had not earned revenue from operations. Accordingly, previously, the Company’s activities had been accounted for as those of a “Development Stage Company” as set forth in Financial Accounting Standards Board (‘FASB”) Accounting Standards Codification (“ASC”) 915. Among the disclosures required by ASC 915 are that the Company’s financial statements be identified as those of a development stage company, and that the statements of operations, stockholders’ equity and cash flows disclose activity since the date of the Company’s inception. Since June 30, 2013, the Company has realized approximately $1,107,638in revenues, and therefore no longer considers itself a “Development Stage Company.”

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

Earth Management Technologies, Inc. and Protective Technologies, Inc. are inactive.

As the Company only established its business operations on June 21, 2013 (and was a shell company prior to such date), the Company has no meaningful historical business operations, with which to compare the current quarterly period. Since the Company has no comparable historical business operations, the following discussion omits discussion of income from continuing operations, expenses and other matters related to “results of operations,” as well as information relating to the statement of cash flows, as the Company does not believe that analysis of this information would be meaningful to investors.

Recent Developments

In addition to the asset acquisitions and commencement of business operations on June 21, 2013 described above, the Company has raised capital from equity and debt financings. During 2013, the Company raised an aggregate of $385,000 through the sale of common stock and convertible notes. In addition, during July, 2014, the Company received $131,000 in proceeds from the sale of common stock. In connection with this investment, our founder and CEO, Michael R. Rosa, surrendered to our treasury for cancellation 6,692,500 shares of our common stock. Following these transactions, we had 34,971,400 shares outstanding as of August 14, 2014.

On or about August 12, 2014, we received a Notice of Debarment from the US Defense Logistics Agency (“DLA”) (the “Notice”). The Notice (i) prevents us from bidding on new government contracts and (ii) precludes the renewal of any existing contract that is otherwise renewable. The Notice was issued to us because our CEO (who is also a significant shareholder of our company) is affiliated with a company that is alleged to have sold products to the DLA that did not conform to the applicable contract. The DLA has not alleged any wrongdoing whatsoever with respect to our company or its contracts with the DLA.

As a result of the Notice, we are not able to bid on any new US government contracts that might otherwise be of interest to us, unless and until the Notice is withdrawn or rescinded as a result of our negotiations with the government or through an adjudication on the merits.

Currently, there are no government contracts on which we are interested in bidding. During each of the six month periods ended December 31, 2013 and June 30,2014, we realized approximately $100,000 in revenues from government contracts. These contracts have been substantially fulfilled. We are currently fulfilling a legacy government contract on which we expect to realize approximately $80,000 in future revenues; this contract is unaffected by the Notice, as it is an existing contract.

If we are unable to have the Notice rescinded/terminated, we will not be able to bid on future US government contracts, in which case there could be an adverse effect on our revenues and profitability, unless we are able to replace the resulting revenue loss. We intend to vigorously pursue recission/termination of the Notice.

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

Since completing the acquisitions on June 21, 2013, the Company has raised capital, hired employees, leased space, engaged consultants and advisors, conducted extensive sales and marketing related activities both domestically and internationally, negotiated vendor relationships and engaged seller’s representatives. The Company has, since June 30, 2013, realized approximately $1,107,638 in revenues, primarily from its EnviroPack and SpillCon businesses. Accordingly, the Company no longer considered itself to be a development stage company during the quarter ended June 30, 2014.

Accounts Receivable

In the normal course of business, the Company extends credit to customers that satisfy defined credit criteria.  Accounts receivable is recorded at carrying value, which approximates fair value, and is presented in the Company's unaudited consolidated balance sheets net of any allowance for doubtful accounts.  As of June 30, 2014, an allowance for doubtful accounts had not been deemed necessary, and therefore, not recorded.

Inventory

The Company’s inventory is stated at the lower of cost or estimated realizable value, with cost primarily determined on a weighted-average cost basis on the first-in, first-out (“FIFO”) method.  The Company continuously evaluates the composition of its inventory, assessing slow-turning product.  Estimated realizable value of inventory is determined based on an analysis of historical sales trends of our individual products, the impact of market trends and economic conditions, and a forecast of future demand, giving consideration to the value of current orders in-house relating to the future sales of inventory.  Estimates may differ from actual results due to quantity, quality, and mix of products in inventory, customer demand, and market conditions.  The Company’s historical estimates of these costs and any provisions have not differed materially from actual results.  Any reserves for inventory shrinkage, representing the risk of physical loss of inventory, are adjusted based upon physical inventory counts.  As of June 30, 2014, an inventory reserve had not been deemed necessary, and therefore, not recorded.

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

Income Taxes

Income taxes are provided in accordance with FASB ASC 740 “Accounting for Income Taxes”. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. There were no current or deferred income tax expenses or benefits, as the Company did not having any material operations for the period ended December 31, 2012.  As of June 30, 2014, all deferred tax assets continue to be fully reserved.

Revenue Recognition

Revenue is recognized across all segments of the business when there is persuasive evidence of an arrangement, delivery has occurred, price has been fixed or is determinable, and collectability is reasonably assured.  Revenue is recognized at the time title passes and risk of loss is transferred to customers.

Sales Reserves and Uncollectible Accounts

A significant area of judgment affecting reported revenue and net income is estimating sales reserves, which represent that portion of gross revenues not expected to be realized.  In particular, wholesale revenue is reduced by estimates of returns, discounts, markdowns, and operational chargebacks.  In determining estimates of returns, discounts, markdowns and operational chargebacks, management analyzes current economic and market conditions.  We review and refine these estimates on a quarterly basis.  As of June 30, 2014, a sales reserve had not been deemed necessary, and therefore, not recorded.

Liquidity and Capital Resources

Currently, we have only minimal operating capital. Accordingly, we have an immediate need for additional capital to fund our business operations.  The lack of operating capital is adversely affecting our ability to purchase needed product inventory and consequently is interfering with our ability to generate revenue.  We are currently in the process of attempting to raise additional capital through the sale of equity and/or debt securities. Sales of additional equity securities (or securities convertible into equity securities) will dilute the percentage ownership interest of existing stockholders in the Company.

To date we have realized only limited operating revenues. We are, however, incurring significant costs and expenses in connection with the establishment of our new business, implementation of our business plan and ongoing compliance costs associated with being a public company. Consequently, we are currently experiencing negative cash flows from operations. During the six months ended June 30,2014, our operating activities used approximately $166,000 in cash (about $28,000 per month).  As we have only minimal operating capital, currently we do not have the cash necessary to fund our ongoing operations and implement our business plan. As a result, we have an immediate need for additional funds.

At June 30, 2014, we had a working capital deficiency of $665,000, compared to a working capital deficiency of $299,000 at December 31, 2013.The $365,000 increase in our working capital deficiency was due primarily to a $305,000 increase in accounts payable and accrued expenses and a $98,000 increase in due to officer (related to Company expenses paid directly by our CEO and major shareholder. See Note 12 – Subsequent Events.

In order to remedy this liquidity deficiency, we need to raise additional capital immediately, and ultimately we will need to generate substantial positive operating cash flows. Our internal sources of funds will consist of cash flows from operations, but not until we begin to realize substantial revenues from the sale of products. As previously stated, as of the date of filing of this quarterly report, we have only limited revenues, and our operations are generating negative cash flows, and thus adversely affecting our liquidity. We intend to raise additional funds through equity and/or debt financing. In addition, we expect that our operations will begin to generate increasing revenues during the last quarter of 2014, which should improve our liquidity deficiency. If we are unable to raise additional funds in the near term, we will not be able to implement our business plan, and it is unlikely that we will be able to continue as a going concern.

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

Since March, 2013, we have raised an aggregate of approximately $515,000 from the sale of shares of common stock and convertible promissory notes. We expect to raise additional funds in the near term from the further equity and/or debt offerings. Additional sales of common stock or securities convertible into common stock will reduce the percentage interest of existing stockholders in our Company.

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

Under the supervision and with the participation of our management, including our president and treasurer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act).  Based upon that evaluation, our president and treasurer concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were not effective. We have since June 30, 2014 hired a financial controller (part time) to oversee our books and records, as well as our internal accounting function.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter covered by this Quarterly Report, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On or about August 12, 2014, we received a Notice of Debarment from the US Defense Logistics Agency (“DLA”) (the “Notice”). The Notice (i) prevents us from bidding on new government contracts and (ii) precludes the renewal of any existing contract that is otherwise renewable.  The Notice was issued to us because our CEO (who is also a significant shareholder of our company) is affiliated with a company that is alleged to have sold products to the DLA that did not conform to the applicable contract. The DLA has not alleged any wrongdoing whatsoever with respect to our company or its contracts with the DLA.

As a result of the Notice, we are not able to bid on any new US government contracts that might otherwise be of interest to us, unless and until the Notice is withdrawn or rescinded as a result of our negotiations with the government or through an adjudication on the merits.

Currently, there are no government contracts on which we are interested in bidding. During each of the six month periods ended December 31, 2013 and June 30,2014, we realized approximately $100,000 in revenues from government contracts. These contracts have been substantially fulfilled. We are currently fulfilling a legacy government contract on which we expect to realize approximately $80,000 in future revenues; this contract is unaffected by the Notice, as it is an existing contract.

If we are unable to have the Notice rescinded/terminated, we will not be able to bid on future US government contracts, in which case there could be an adverse effect on our revenues and profitability, unless we are able to replace the resulting revenue loss. We intend to vigorously pursue recission/termination of the Notice.

Item 1A. Risk Factors

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Previously reported in Current Reports on Form 8-K.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

N/A

Item 6. Exhibits

Incorporated by Reference
Exhibit	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
3.1	Certificate of Incorporation, as amended		8-K		3.1	06/27/2013
3.2	By-Laws		10		3.2	07/09/2012
4.1	Specimen Stock Certificate		10		4.1	07/09/2012
10.1	Asset purchase agreement between registrant, Michael Rosa and SpillCon Solutions, Inc.		8-K		10.1	06/27/2013
10.2	Asset purchase agreement between registrant, Michael Rosa and Remote Aerial Detection Systems, Inc.		8-K		10.2	06/27/2013
10.3	Asset purchase agreement between registrant, Michael Rosa and EnviroPack Technologies, Inc.		8-K		10.3	06/27/2013
10.4	Asset purchase agreement between registrant, Mark Ceaser and SorbTech Manufacturing, Inc.		8-K		4.01	09/27/2013
10.5	Agreement between registrant and Network 1 Financial Securities, Inc. dated January 13, 2014	✓
10.6	Agreement between Mark Shefts, registrant and Michael Rosa dated July 14, 2014	✓
31**	Certification of the Principal Executive and Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	✓
32	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	✓

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.

Environmental Science and Technologies, Inc.

By: /s/ Michael R. Rosa

Name: Michael R. Rosa

Title: Chief Executive Officer (duly authorized officer) (Principal Financial Officer)

Dated: August 19, 2014