Form 10-Q
period 2014-09-30
ENVIRONMENTAL SCIENCE & TECHNOLOGIES, INC.
filed 2014-11-19
CIK 1552743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X .

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

      .

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

The number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of November 14, 2014
Common Capital Voting Stock, $0.0001 par value per share	35,183,929 shares

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

ENVIRONMENTAL SCIENCE AND TECHNOLOGIES, INC.

Consolidated Balance Sheets

	As of September 30, 2014	As of December 31, 2013
	(Unaudited)	(Unaudited)
ASSETS

Current Assets
Cash	$3,557	$9,680
Accounts receivable	157,862	30,876
Accounts receivable - related party	14,023	134,688
Inventory	192,275	37,587
Prepaid Expenses	17,090	600
Total Current Assets	384,807	213,431

Non-Current Assets
Equipment, net	60,549	70,796
TOTAL ASSETS	$445,356	$284,227

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Bank Overdraft	$92,050	$-
Accounts payable and accrued expenses	737,874	466,042
Convertible notes and interest payable	150,836	151,274
Note payable	8,700	-
Due to Officer	140,556	-
Due to related party	15,000	15,000
Total Current Liabilities	1,145,016	632,316

Stockholders' Deficit
Preferred stock, $0.0001 par value, 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value, 250,000,000 shares authorized; 28,501,429 and 27,171,429 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	2,850	2,717
Common stock to be issued, 6,509,500 and 515,000 shares at September 30, 2014 and December 31, 2013, respectively	651	51
Additional paid-in capital	632,087	403,575
Accumulated deficit	(1,335,248)	(754,432)
Total Stockholders' Deficit	(699,660)	(348,089)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$445,356	$284,227

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ENVIRONMENTAL SCIENCE AND TECHNOLOGIES, INC.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Sales
Packaging solutions	$258,131	$113,243	$397,120	$113,243
Absorbent products	159,255	110,483	310,007	110,483
Related Party Revenue	14,022	51,170	310,880	51,170
Total sales	431,408	274,896	1,018,007	274,896

Cost of goods sold
Packaging solutions	158,098	93,133	445,343	93,133
Absorbent products	121,008	76,776	237,308	76,776
Shipping - net	45,200	-	63,471	-
Total cost of goods sold	324,306	169,909	746,122	169,909

Gross profit	107,102	104,987	271,885	104,987

Operating Expenses
General and Administrative	300,157	277,418	844,001	486,094

Loss from operations	(193,055)	(172,431)	(572,116)	(381,107)

Other expense
Interest expense	(1,261)	(986)	(8,700)	(986)
Total other expense	(1,261)	(986)	(8,700)	(986)

Net loss	$(194,316)	$(173,417)	$(580,816)	$(382,093)

Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average number of shares outstanding - basic and diluted	28,501,429	25,960,043	28,365,019	17,451,213

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ENVIRONMENTAL SCIENCE AND TECHNOLOGIES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2014	2013

Cash Flows from Operating Activities
Net loss	$(580,816)	$(382,093)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	19,740	534
Stock-based compensation	98,245	57,563
Expenses paid by officer	140,556	-
Changes in operating assets and liabilities:
Accounts receivable	(6,321)	(186,496)
Inventory	(154,688)	(83,067)
Prepaid expenses and other current assets	(16,490)	(8,100)
Accounts payable and accrued expenses	275,642	284,522
Interest payable on convertible notes	(438)	986
Net cash used in operating activities	(224,570)	(316,151)

Cash Flows from Investing Activities
Purchase of equipment	(793)	(11,877)
Net cash used in investing activities	(793)	(11,877)

Cash Flows from Financing Activities
Bank Overdraft	88,240	-
Payments from (to) related party	-	(2,500)
Proceeds from convertible notes	-	150,000
Proceeds from related party	-	1,924
Capital contribution by officer	-	500
Issuance of common stock for cash	131,000	235,000
Issuance of common stock for cash--related parties	-	1,123
Net cash provided by financing activities	219,240	386,047

Increase in Cash and Cash Equivalents	(6,123)	58,019

Cash and Cash Equivalents--Beginning of Period	9,680	-
Cash and Cash Equivalents--End of Period	$3,557	$58,019

Non-Cash Investing and Financing Activities
Debt settlement related to a former officer	$-	$2,924
Common stock issued for consultants	$23,244	$47,000
Note issue to related party for intangible assets	$-	$25,000
Retirement of shares from officer	$(669)	$-
Note for purchase of equipment	$8,700	$-
Subscriptions Payable	$651	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements

ENVIRONMENTAL SCIENCE AND TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Environmental Science and Technologies, Inc. and subsidiaries (the “Company”), formerly known as APEX 5, Inc., was incorporated under the laws of the State of Delaware on June 18, 2012. On June 21, 2013, the Company completed an acquisition of intangible assets comprised of intellectual property and trademarks from its Chief Executive Officer. In conjunction with the acquisition of the intangible assets, the Company commenced operations. As of June 30, 2013 the Company had more than nominal operations and no longer considered itself to be a “shell company” within the meaning of applicable securities laws. In particular, as of such date, the Company had raised capital, hired employees, leased space, engaged consultants and advisors, conducted extensive sales and marketing related activities (both domestically and internationally), negotiated vendor and supplier relationships and engaged seller’s representatives. Moreover, the Company has, since June 30, 2013, realized material revenues from its EnviroPack and SpillCon businesses, which arose from its sales and marketing activities conducted prior to June 30, 2013. The revenues realized by the Company in July and August, 2013, evidence the magnitude and scope of the sales, marketing and other operational activities conducted by the Company prior to June 30, 2013. In addition to the foregoing, during the nine months ended September 30, 2014, the Company realized approximately $1,018,000 in revenues. Based upon the foregoing, the Company no longer considers itself a “Development Stage Company.”

The Company’s business is operated through four wholly-owned subsidiaries, each of which is a Delaware corporation: Remote Aerial Detection Systems, Inc., EnviroPack Technologies, Inc., SpillCon Solutions, Inc., and SorbTech Manufacturing, Inc. The Company has formed two additional subsidiaries, Earth Management Technologies, Inc. and Protective Technologies, Inc., both of which are currently inactive. Remote Aerial Detection Systems, Inc. is a business that is an intelligence, surveillance, and reconnaissance (ISR) reseller of dedicated mission specific non-aerial ISR and aerial ISR aircraft platforms for the oil and gas industry, as well as government agencies. To date, we have not realized any revenues from the RADS business. EnviroPack Technologies, Inc. is a provider of United Nations/Department of Transportation (“UN/DOT”) certified environmental waste packaging solutions for the safe disposal of a variety of hazardous waste streams. SpillCon Solutions, Inc. (“SpillCon”) is a distribution business, comprised of environmental spill response and control products (primarily absorbent products), which sells to the oil and gas industry, environmental cleanup industry, and government agencies. SorbTech Manufacturing, Inc. (“SorbTech”) is a new business which is anticipated to manufacture, distribute and sell proprietary consumer and commercial spill control products for the hazardous and bio-hazardous waste clean-up markets. Earth Management Technologies, Inc. and Protective Technologies, Inc. are currently inactive.

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

Since June 30, 2013, the Company has realized approximately $1,539,000 in revenues, and therefore no longer considers itself a “Development Stage Company.”

NOTE 3. GOING CONCERN

During the nine months ended September 30, 2014, although the Company has generated revenue, thus far it has been unable to generate cash flows sufficient to support its operations and has been dependent on debt and equity financing. In addition to negative cash flow from operations, the Company has experienced recurring net losses, and has an accumulated deficit of $1,335,248 as of September 30, 2014. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Accounts Receivable

In the normal course of business, the Company extends credit to customers that satisfy defined credit criteria. Accounts receivable is recorded at carrying value, which approximates fair value, and is presented in the Company's unaudited consolidated balance sheets net of any allowance for doubtful accounts. As of September 30, 2014, an allowance for doubtful accounts had not been deemed necessary, and therefore, not recorded.

Inventory

The Company’s inventory is stated at the lower of cost or estimated realizable value, with cost primarily determined on a weighted-average cost basis on the first-in, first-out (“FIFO”) method. The Company continuously evaluates the composition of its inventory, assessing slow-turning product. Estimated realizable value of inventory is determined based on an analysis of historical sales trends of our individual products, the impact of market trends and economic conditions, and a forecast of future demand, giving consideration to the value of current orders in-house relating to the future sales of inventory. Estimates may differ from actual results due to quantity, quality, and mix of products in inventory, customer demand, and market conditions. The Company’s historical estimates of these costs and any provisions have not differed materially from actual results. Any reserves for inventory shrinkage, representing the risk of physical loss of inventory, are adjusted based upon physical inventory counts. As of September 30, 2014, an inventory reserve of $7,193 has been recorded.

Concentration of Risk

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash. Our cash balances are maintained in accounts held by major banks and financial institutions located in the United States. The Company occasionally maintains amounts on deposit with a financial institution that are in excess of the federally insured limits. The risk is managed by maintaining all deposits in high quality financial institutions.

For the nine months ended September 30, 2014, two customers represented 30% and 10% of our total revenue, respectively.

Machinery and Equipment

Equipment is stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method based upon the estimated useful life of depreciable assets, which is three years for machinery and equipment.

Long-lived Assets

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

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized. As of September 30, 2014, all deferred tax assets continue to be fully reserved.

Basic Earnings (Loss) Per Share

Basic EPS is based on the weighted average number of common shares outstanding. Diluted EPS is based on the weighted average number of common shares outstanding and dilutive common stock equivalents. Basic EPS is computed by dividing net income/loss available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Weighted average number of shares used to calculate basic and diluted loss per share is considered the same as the effect of dilutive shares is anti-dilutive for all periods presented. As of September 30, 2014 and 2013, there were 1,200,000 common stock equivalents that were not included in the dilutive earnings per share calculation as their effect is anti-dilutive.

Revenue Recognition

Revenue is recognized across all segments of the business when there is persuasive evidence of an arrangement, delivery has occurred, price has been fixed or is determinable, and collectability is reasonably assured. Revenue is recognized at the time title passes and risk of loss is transferred to customers.

Sales Reserves and Uncollectible Accounts

A significant area of judgment affecting reported revenue and net income is estimating sales reserves, which represent that portion of gross revenues not expected to be realized. In particular, revenue is reduced by estimates of returns, discounts, markdowns, and operational chargebacks. In determining estimates of returns, discounts, markdowns and operational chargebacks, management analyzes current economic and market conditions. We review and refine these estimates on a quarterly basis. As of September 30, 2014, a sales reserve had not been deemed necessary, and therefore, not recorded.

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

NOTE 5. INVENTORY

Inventory consisted of finished goods and raw materials amounting to $177,574 and $21,894, respectively, as of September 30, 2014 and $26,579 and $18,201, respectively, as of December 31, 2013. The Company had an inventory reserve of $7,193 as of September 30, 2014 and December 31, 2013.

NOTE 6. EQUIPMENT

Equipment, net consisted of the following as of September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
Machinery and equipment	$87,749	$78,256
Less: accumulated depreciation	(27,200)	(7,460)
Equipment, net	$60,549	$70,796

The Company recorded depreciation expense of $6,587 and $19,740 for the three and nine months ended September 30, 2014 and $402 for the three and nine months ended September 30, 2013, respectively.

NOTE 7. CONVERTIBLE NOTES

During September, 2013, the Company issued convertible promissory notes to accredited investors in the principal amounts of $100,000 and $50,000. These notes bear interest at the rate of 10% per annum. The $100,000 note matures July 15, 2015, and the $50,000 note was scheduled to mature on September 10, 2014. The notes are convertible into shares of common stock at the rate of $0.125 per share. The convertible note in the principal amount of $100,000 was amended in July 2014 to extend its maturity date to July 15, 2015 and to make it non-interest bearing. The convertible note in the principal amount of $50,000 was amended in September 2014 (effective July 31, 2014) to extend its maturity date to September 10, 2015, reduce the conversion rate of the note from $0.125 to $0.05 per share, allow the note holder to elect to receive stock in lieu of cash for his interest and issue the note holder 100,000 shares of common stock in consideration of this agreement upon execution.

The Company evaluated whether the modification resulted in an instrument that would be considered substantially different pursuant to ASC 470-50-40, which would require debt extinguishment treatment, and determined that it did not. Therefore, the Company expensed the fair value of the 100,000 shares issued or $1,250.

At the time of issuance the Company assessed the conversion feature to determine if it contained a beneficial conversion feature (BCF) as per ASC 470. The Company determined it did not have a BCF since the conversion price was greater than the market price of the common stock on the date of issuance.

As of September 30, 2014 the Company owed principal of $150,000 and accrued interest of $836 related to the convertible promissory notes.

NOTE 8. NOTES PAYABLE

During March, 2014, the Company issued a promissory note in the principal amount of $8,700 for the purchase of equipment. This note bears no interest and matures on March 5, 2015. As of September 30, 2014, the Company owed principal of $8,700 related to this note.

On September 26, 2014, the Company entered into an agreement with Mark Shefts to provide to the Company a revolving line of credit to purchase inventory. The maximum borrowing amount under this agreement is $300,000. Interest is charged at a rate of 3.5% per advance for the first 30 day period or portion thereof, then 1.5% per 30 day period or portion thereof until paid with a maximum borrowing term of 120 days per advance. Payments are due within 30 days of the Company receiving payment from the customer for invoices which are funded under this agreement. As of September 30, 2014, no advances had yet been made.

NOTE 9. INTANGIBLE ASSETS

On June 21, 2013, the Company issued an aggregate of 3,250,000 shares of its common stock to an officer of the Company for the purchase of intellectual property and trademarks. Given that the officer owned more than 50% of the Company’s stock at the time the transaction was deemed to be between entities under common control, the asset is required to be recorded at historical cost. As such, the asset was valued at $-0- since the Company had not incurred any cost in creation of the intellectual property or trademarks. Had the officer owned less than 50% of the Company’s stock, the asset would have been recognized at fair value, which is $0.10 per share or $325,000. See Notes 9 and 10.

On September 23, 2013, the Company issued an aggregate of 350,000 shares of its common stock and agreed to pay $25,000 in ten equal monthly installments to a third party for the purchase of intellectual property, patents and unregistered trademarks at a price of $0.10 per share resulting in an aggregate purchase price of $60,000.

On December 31, 2013, the Company evaluated the carrying value of the intangible assets as it related to the likelihood that their full value would be received. Based on the evaluation, the Company determined that the value of the assets should be permanently impaired as the trademarks are unregistered and the patents were either expired or would be expiring within the next 12 months.

The Company realized a charge of $60,000 related to the impairment of these assets.

NOTE 10. LEASES

The Company leases its primary facility in Plaistow, New Hampshire for $7,500 per month from an entity owned beneficially by the Company’s CEO and significant shareholder. The lease commenced on May 1, 2013 and expires on April 30, 2015. See Note 9.

The Company’s future minimum lease payments are as follows:

2014-remainder	22,500
2015	30,000
Total	$52,500

NOTE 11. RELATED PARTY TRANSACTIONS

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

The Company leases its facility, which consists of 10,000 square feet of office and warehouse space located in Plaistow, New Hampshire for $7,500 per month from an entity owned beneficially by the Company’s CEO and majority shareholder. The lease is a gross lease under which the landlord pays all taxes, maintenance and repairs, and insurance. The lease commenced on May 1, 2013 and expires on April 30, 2015. As of September 30, 2014, $7,500, is due under this agreement.

During May 2013, the Company entered into an arrangement with Enco Industries, Inc. (“Enco”), a company that is controlled by the Company’s CEO and majority shareholder, under which Enco provided administrative and support related services, including warehouse personnel, to the Company for a fixed price of $15,000 per month. The Company recorded the related expenses as support services, which amounted to $45,000 and $75,000 for the three and nine months ended September 30, 3013, respectively. $11,463 of the support services expense was classified as cost of goods sold for the three months and nine months ended September 30, 2014. In the normal course of business, the Company also sells materials to this related party. During the nine months ended September 30, 2014, the Company sold $310,880 worth of materials in arms-length transactions. As of September 30, 2014, the Company was due $14,023 related to these sales.

During the three months ended June 30, 2013, the Company’s board of directors authorized the issuance of an aggregate of 11,221,429 founders’ shares, at a price of $0.0001 per share, being the par value per share. Of the 11,221,429 founders’ shares, 2,921,429 shares were authorized for issuance to individuals not considered related parties. The aggregate purchase price was $1,123. See Note 12 - Stockholders’ Equity.

On June 21, 2013, the Company issued an aggregate of 3,250,000 shares of its common stock to an officer of the Company for the purchase of intellectual property and trademarks. Given that the officer owned more than 50% of the Company’s stock at the time, the asset is required to be recorded at historical cost. As such, the asset was valued at $-0- since the Company had not incurred any cost in creation of the intellectual property or trademarks. Had the officer owned less than 50% of the Company’s stock, the asset would have been recognized at fair value, which is $0.10 per share or $325,000. See 12 – Stockholders’ Equity.

As of September 30, 2014, $10,000 of the $25,000 cash portion of the consideration paid for the purchase of intellectual property had been paid. The remaining $15,000 is included on the consolidated balance sheet as a due to related party because the seller of the intellectual property was hired as an employee of the Company subsequent to the effectiveness of the transaction.

During the nine months ended September 30, 2014, the Company's CEO paid $140,556 in expenses of the Company through the use of his personal funds and personal credit cards. This balance is reflected in the account captioned “Due to Officer.”

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

On July 12, 2014, the Company sold 3,000,000 shares of its common stock to a single accredited investor, at a price of $0.002 per share, in connection with a private placement of the Company’s common stock for gross proceeds totaling $6,000.

On July 14, 2014, the Company and its CEO, Michael R. Rosa, entered into an agreement with Mark Shefts under which:

(1)

Mr. Shefts: (i) agreed to provide management advisory services to the Company for a period of one year, for $1000 per month, (ii) made a $125,000 equity investment into the Company, in exchange for 10 million shares of the Company’s common stock, (iii) agreed to extend the maturity date of his convertible promissory note in the principal amount of $100,000 until July 15, 2015 and made the note non-interest bearing, and (iv) will have the option of becoming CEO and a member of the board of the Company;

(2)

The Company agreed to issue to Mr. Shefts or his designee 10 million shares of its common stock, in consideration for the $125,000 investment;

(3)

Mr. Shefts and the Company’s CEO agreed to endeavor for a specified time to appoint a mutually agreeable person to act as a director of the Company. In the event that Mr. Shefts and the Company’s CEO are unable to agree on a third director, Mr. Shefts would have the right to appoint the third director;

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

Common Stock Issued for the Purchase of Assets

On July 29, 2013, the Company issued an aggregate of 3,250,000 shares of its common stock to an officer of the Company for the purchase of intellectual property and trademarks. Given that the officer owned more than 50% of the Company’s stock at the time, the asset is required to be recorded at historical cost. As such, the asset was valued at $-0- since the Company had not incurred any cost in creation of the intellectual property or trademarks. Had the officer owned less than 50% of the Company’s stock, the asset would have been recognized at fair value, which is $0.10 per share or $325,000.

On September 30, 2013, the Company agreed to issue an aggregate of 350,000 shares of its common stock and agreed to pay $25,000 in cash to a third party for the purchase of intellectual property, patents and unregistered trademarks at a price of $0.10 per share. The aggregate purchase price was $60,000.

Stock-Based Compensation

On July 22, 2013, the Company issued 100,000 shares of its common shares to a consultant as a retainer for services to be provided. The shares were valued at $10,000 or $0.10 per share. The consultant received an additional 25,000 shares for services on August 1, 2013 and 32,500 shares on September 1, October 1, November 1 and December 1, 2013. These shares were valued at $15,500 or $0.10 per share. As of December 31, 2013, 65,000 shares had not yet been issued. During 2014, the consultant received 227,500 shares for his services from January through July. These shares were valued at $22,750 or $0.10 per share. The consultant was scheduled to receive an additional 32,500 shares per month for services, for so long as he remains a consultant to the Company. Effective July 14, 2014, this agreement was terminated and the Company agreed to pay Mr. Shefts $1,000 per month for one year for management related advisory services.

On July 31, 2013, a consultant received 60,000 shares of the Company’s common stock for services, valued at $6,000 or $0.10 per share.

On July 31, 2013, an employee received 350,000 shares of the Company’s common stock as compensation for services. The shares were valued at $35,000 or $0.10 per share.

In January, 2014, the Company issued an aggregate of 750,000 shares of common stock to Network 1 Financial Securities LLC (“Network 1”) and its designees as compensation for services to be rendered in connection with a placement agent agreement entered into with Network One. These shares were valued at $0.10 per share.

In August, 2014, the Company entered into an agreement with a consultant to provide accounting services. Under this agreement, the consultant is compensated for his services at a rate of $75 per hour for the first 20 hours per week, then 1,000 shares per hour for every hour, or partial hour, thereafter. These shares are valued at $0.0125 per share.

Note 13. Legal Proceedings

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

Currently, there are no government contracts on which we are interested in bidding. During each of the periods ended December 31, 2013 and September 30, 2014, we realized approximately $100,000 in revenues from government contracts. These contracts have been substantially fulfilled. We are currently fulfilling a legacy government contract on which we expect to realize approximately $80,000 in future revenues; this contract is unaffected by the Notice, as it is an existing contract.

If we are unable to have the Notice rescinded/terminated, we will not be able to bid on future US government contracts, in which case there could be an adverse effect on our revenues and profitability, unless we are able to replace the resulting revenue loss. We intend to vigorously pursue rescission/termination of the Notice.

Note 14. Subsequent Events

In October 2014 the Company agreed to issue 73,000 shares valued at $0.0125 per share to a consultant for consulting services.

The 100,000 shares due to a convertible note holder were issued as the agreement was executed on October 7, 2014.

The Company also issued 6,509,500 shares of its common stock that were recorded as common shares to be issued as of September 30, 2014.

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

The Company, through June 30, 2013, had not earned revenue from operations. Accordingly, previously, the Company’s activities had been accounted for as those of a “Development Stage Company” as set forth in Financial Accounting Standards Board (‘FASB”) Accounting Standards Codification (“ASC”) 915. Among the disclosures required by ASC 915 are that the Company’s financial statements be identified as those of a development stage company, and that the statements of operations, stockholders’ equity and cash flows disclose activity since the date of the Company’s inception. Since June 30, 2013, the Company has realized approximately $1,539,000 in revenues, and therefore no longer considers itself a “Development Stage Company.”

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

Earth Management Technologies, Inc. and Protective Technologies, Inc. are inactive.

As the Company only established its business operations on June 21, 2013 (and was a shell company prior to such date), the Company does not believe that a comparison of the nine months ended September 30,2014 with the comparable prior period would be meaningful to investors. The Company has included a comparison of the three months ended September 30,2014 with the comparable prior period.

Recent Developments

In addition to the asset acquisitions and commencement of business operations on June 21, 2013 described above, the Company has raised capital from equity and debt financings. During 2013, the Company raised an aggregate of $385,000 through the sale of common stock and convertible notes. In addition, during July, 2014, the Company received $131,000 in proceeds from the sale of common stock. In connection with this investment, our founder and CEO, Michael R. Rosa, surrendered to our treasury for cancellation 6,692,500 shares of our common stock. Following these transactions, we had 35,183,929 shares outstanding as of November 14, 2014.

On September 26, 2014, we entered into a secured inventory financing agreement with Rushcap Group, Inc. a significant shareholder. Under this agreement, Rushcap group may provide in its discretion up to $300,000 in purchase order financing. As of November 14, 2014, we had drawn down $140,000 under this agreement, which is the current amount outstanding.

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

Currently, there are no government contracts on which we are interested in bidding. During each of the periods ended December 31, 2013 and September 30, 2014, we realized approximately $100,000 in revenues from government contracts. These contracts have been substantially fulfilled. We are currently fulfilling a legacy government contract on which we expect to realize approximately $80,000 in future revenues; this contract is unaffected by the Notice, as it is an existing contract.

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

Since completing the acquisitions on June 21, 2013, the Company has raised capital, hired employees, leased space, engaged consultants and advisors, conducted extensive sales and marketing related activities both domestically and internationally, negotiated vendor relationships and engaged seller’s representatives. The Company has, since June 30, 2013, realized approximately $1,539,000 in revenues, primarily from its EnviroPack and SpillCon businesses. Accordingly, the Company no longer considered itself to be a development stage company during the quarter ended September 30, 2014.

Accounts Receivable

In the normal course of business, the Company extends credit to customers that satisfy defined credit criteria. Accounts receivable is recorded at carrying value, which approximates fair value, and is presented in the Company's unaudited consolidated balance sheets net of any allowance for doubtful accounts. As of September 30, 2014, an allowance for doubtful accounts had not been deemed necessary, and therefore, not recorded.

Inventory

The Company’s inventory is stated at the lower of cost or estimated realizable value, with cost primarily determined on a weighted-average cost basis on the first-in, first-out (“FIFO”) method. The Company continuously evaluates the composition of its inventory, assessing slow-turning product. Estimated realizable value of inventory is determined based on an analysis of historical sales trends of our individual products, the impact of market trends and economic conditions, and a forecast of future demand, giving consideration to the value of current orders in-house relating to the future sales of inventory. Estimates may differ from actual results due to quantity, quality, and mix of products in inventory, customer demand, and market conditions. The Company’s historical estimates of these costs and any provisions have not differed materially from actual results. Any reserves for inventory shrinkage, representing the risk of physical loss of inventory, are adjusted based upon physical inventory counts. As of September 30, 2014, an inventory reserve of $7,193 has been recorded.

Concentration of Risk

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash. Our cash balances are maintained in accounts held by major banks and financial institutions located in the United States. The Company occasionally maintains amounts on deposit with a financial institution that are in excess of the federally insured limits. The risk is managed by maintaining all deposits in high quality financial institutions.

For the nine months ended September 30, 2014, two customers represented 30% and 10% of our total revenue, respectively.

Machinery and Equipment

Equipment is stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method based upon the estimated useful life of depreciable assets, which is three years for machinery and equipment.

Long-lived Assets

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

Income Taxes

Income taxes are provided in accordance with FASB ASC 740 “Accounting for Income Taxes”. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. There were no current or deferred income tax expenses or benefits, as the Company did not having any material operations for the period ended December 31, 2012. As of September 30, 2014, all deferred tax assets continue to be fully reserved.

Revenue Recognition

Revenue is recognized across all segments of the business when there is persuasive evidence of an arrangement, delivery has occurred, price has been fixed or is determinable, and collectability is reasonably assured. Revenue is recognized at the time title passes and risk of loss is transferred to customers.

Sales Reserves and Uncollectible Accounts

A significant area of judgment affecting reported revenue and net income is estimating sales reserves, which represent that portion of gross revenues not expected to be realized. In particular, wholesale revenue is reduced by estimates of returns, discounts, markdowns, and operational chargebacks. In determining estimates of returns, discounts, markdowns and operational chargebacks, management analyzes current economic and market conditions. We review and refine these estimates on a quarterly basis. As of September 30, 2014, a sales reserve had not been deemed necessary, and therefore, not recorded.

Liquidity and Capital Resources

Currently, we have only minimal operating capital. Accordingly, we have an immediate and urgent need for additional capital to fund our business operations. Although the $140,000 in inventory financing we recently received is helping to fund limited sales, the lack of operating capital is nevertheless adversely affecting our ability to purchase needed product inventory and consequently is interfering with our ability to maximize our sales revenue. We are currently in the process of attempting to raise additional capital through the sale of equity and/or debt securities. Sales of additional equity securities (or securities convertible into equity securities) will dilute the percentage ownership interest of existing stockholders in the Company.

To date we have realized only limited operating revenues. We are, however, incurring significant costs and expenses in connection with the establishment of our new business, implementation of our business plan and ongoing compliance costs associated with being a public company. Consequently, we are currently experiencing negative cash flows from operations. During the nine months ended September 30, 2014, our operating activities used approximately $225,000 in cash (about $25,000 per month). As we have only minimal operating capital, currently we do not have the cash necessary to fund our ongoing operations and implement our business plan. As a result, we have an immediate and urgent need for additional funds.

At September 30, 2014, we had a working capital deficiency of approximately $760,000, compared to a working capital deficiency of approximately $419,000 at December 31, 2013.The $341,000 increase in our working capital deficiency was due primarily to a $272,000 increase in accounts payable and accrued expenses, a $140,000 increase in due to officer (related to Company expenses paid directly by our CEO and major shareholder) and a $121,000 decrease in accounts receivable – relate party partially offset by a $154,000 increase in inventory and a $127,000 increase in accounts receivable.

In order to remedy this liquidity deficiency, we need to raise additional capital immediately, and ultimately we will need to generate substantial positive operating cash flows. Our internal sources of funds will consist of cash flows from operations, but not until we begin to realize substantial revenues from the sale of products. As previously stated, as of the date of filing of this quarterly report, we have only limited revenues, and our operations are generating negative cash flows, and thus adversely affecting our liquidity. We intend to raise additional funds through equity and/or debt financing. In addition, we expect that our operations will begin to generate increasing revenues during the first half of 2015, which should improve our liquidity deficiency. If we are unable to raise additional funds in the near term, we will not be able to implement our business plan, and it is unlikely that we will be able to continue as a going concern.

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

We expect to fund these capital expenditures through a combination of cash flows from operations and proceeds from equity financing. If we are unable to generate positive cash flows from operations, and/or raise additional funds (either through debt or equity or a combination thereof), we will be unable to fund our capital expenditures, in which case, there could be an adverse effect on our business and results of operations.

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

Results of Operations

For the three months ended September 30, 2014 compared to the three months ended September 30, 2013.

Sales

For the three months ended September 30, 2014, we had sales of $431,408 as compared to $274,896 for the three months ended September 30, 2013, an increase of $156,512 or 56.9%. Sales of product during the three months ended September 30, 2014 consisted of $258,131 for Packaging solutions, $159,255 for Absorbent products and $14,022 to related parties. We expect that our revenues will continue to increase as we are having significant success in negotiating annual blanket purchase orders with many customers and we are able to meet the current demand due to the availability of inventory financing.

Cost of Goods Sold

Material cost was $279,106 for the three months ended September 30, 2014 as compared to a material cost of $169,909 for the three months ended September 30, 2013. Material cost as a percentage of sales was 64.7% for the three months ended September 30, 2014 as compared to 61.8% for the three months ended September 30, 2013. We expect future cost of sales as a percentage of sales will be consistent with the cost of sales percentage for the three months ended September 30, 2014, although there may be fluctuations due to product mix.

Selling, General and Administrative Expenses

Selling, General and Administrative expenses were $300,157 for the three months ended September 30, 2014 as compared to $277,418 for the three months ended September 30, 2013. The increase in expenses was related to increases in employee and benefit costs of approximately $75,000, legal and professional fees of approximately $13,000 and other general and administrative expenses (computer and internet, depreciation, etc.) of approximately $25,000, which was partially offset by reductions in stock based compensation and support services of approximately $87,000

Loss from Operations

Loss from operations was $193,055 for the three months ended September 30, 2014 as compared to $172,431 for the three months ended September 30, 2013. The increased loss resulted from the higher operating expenses as well as a higher material cost caused by the mix or products sold.

Other Expense

Other expense for the three months ended September 30, 2014 was $1,261 as compared to other expense of $986 for the three months ended September 30, 2013. The difference was due to the convertible notes payable, which create the other expense (interest) being held for the entire three month period ended September 30, 2014 as compared to them being issued during the three month period ended September 30, 2013.

Net Loss

Net loss was $194,316 for the three months ended September 30, 2014 as compared to $173,417 for the three months ended September 30, 2013. The higher net loss for the three months ended September 30, 2014 resulted from higher material cost and the higher selling, general and administrative costs as described above. Net loss per common share was $0.01 for the three months ended September 30, 2014 as compared to $0.01 for the three months ended September 30, 2013. The weighted average number of shares outstanding for the three months ended September 30, 2014 and 2013 were 28,501,429 and 25,960,043, respectively.

Net Cash Used in Operating Activities

For the nine months ended September 30, 2014, the Company used net cash of $224,570 in operating activities as compared to net cash used in operating activities of $316,151 for the nine months ended September 30, 2013. Net cash used during the nine months ended September 30, 2014 resulted primarily from the net loss of $580,816 and an increase in inventories of $154,688, which were partially offset by non-cash stock based compensation of $98,245, expenses paid by an officer of the Company of $140,556 and an increase in accounts payable and accrued expenses of $275,642.

Net cash used during the nine months ended September 30, 2013 resulted primarily from the net loss of $382,093, an increase in inventories of $83,067 and an increase in accounts receivable of $186,496 which were partially offset by non-cash stock based compensation of $57,563 and an increase in accounts payable and accrued expenses of $284,522.

Net Cash Used in Investing Activities

Cash flows used in investing activities for the nine months ended September 30, 2014 amounted to $793 and related to purchases of office and warehouse equipment as compared to cash used of $11,877 during the nine months ended September 30, 2013.

Net Cash Provided By Financing Activities

Cash flows from financing activities for the nine months ended September 30, 2014 were $219,240 as compared to $386,047 for the nine months ended September 30, 2013.

During the nine months ended September 30, 2014, the Company received $131,000 from private placements in exchange for 13,000,000 shares of common stock and $88,240 from cash overdraft.

During the nine months ended September 30, 2013, the Company received $150,000 from investors in exchange for notes convertible at $0.125 per share and $235,000 from private placements in exchange for 2,200,000 shares of common stock.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in rules and forms adopted by the Securities and Exchange Commission, and that such information is accumulated and communicated to management, including the CEO and controller, to allow timely decisions regarding required disclosures.

Under the supervision and with the participation of our management, including our CEO and controller, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, our CEO and controller concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were not effective. We have since June 30, 2014 hired a financial controller (part time) to oversee our books and records, as well as our internal accounting function.

Changes in Internal Control Over Financial Reporting

Other than hiring a part time financial controller, during the fiscal quarter covered by this Quarterly Report, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

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

Currently, there are no government contracts on which we are interested in bidding. During each of the nine month periods ended December 31, 2013 and September 30, 2014, we realized approximately $100,000 in revenues from government contracts. These contracts have been substantially fulfilled. We are currently fulfilling a legacy government contract on which we expect to realize approximately $80,000 in future revenues; this contract is unaffected by the Notice, as it is an existing contract.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Previously reported in Current Reports on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

N/A

ITEM 6. EXHIBITS

		Incorporated by Reference
Exhibit	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
3.1	Certificate of Incorporation, as amended		8-K		3.1	06/27/2013
3.2	By-Laws		10		3.2	07/09/2012
4.1	Specimen Stock Certificate		10		4.1	07/09/2012
10.1	Asset purchase agreement between registrant, Michael Rosa and SpillCon Solutions, Inc.		8-K		10.1	06/27/2013
10.2	Asset purchase agreement between registrant, Michael Rosa and Remote Aerial Detection Systems, Inc.		8-K		10.2	06/27/2013
10.3	Asset purchase agreement between registrant, Michael Rosa and EnviroPack Technologies, Inc.		8-K		10.3	06/27/2013
10.4	Asset purchase agreement between registrant, Mark Ceaser and SorbTech Manufacturing, Inc.		8-K		4.01	09/27/2013
10.5	Agreement between registrant and Network 1 Financial Securities, Inc. dated January 13, 2014		10-Q	06/30/2014	10.5	08/19/2014
10.6	Agreement between Mark Shefts, registrant and Michael Rosa dated July 14, 2014		10-Q	06/30/2014	10.6	08/19/2014
10.7	Promissory Note with Rushcap Group dated September 26, 2014	X
10.8	Inventory Financing Agreement with Rushcap Group dated September 26, 2014	X
31**	Certification of the Principal Executive and Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	X
32	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.

Environmental Science and Technologies, Inc.

By: /s/ Michael R. Rosa

Name: Michael R. Rosa

Title: Chief Executive Officer (duly authorized officer) (Principal Financial Officer)

Dated: November 19, 2014