Form 10-K
period 2013-12-31
ENVIRONMENTAL SCIENCE & TECHNOLOGIES, INC.
filed 2015-01-09
CIK 1552743

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

  X .ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

      .TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 000-53661

ENVIRONMENTAL SCIENCE AND TECHNOLOGIES, INC.
(Exact name of issuer as specified in its charter)

Delaware	45-5529607
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

4 Wilder Dr., #7
Plaistow, NH 03865
(Address of Principal Executive Offices)

603-378-0809
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(g) of the Exchange Act: Common stock, $0.0001 par value.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes      . No  X .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes      . No  X .

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      . No  X .

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). The Registrant does not have a corporate website.

Yes      . No  X .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  X .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes      . No  X .

The issuer’s common stock is not currently quoted on any market. The issuer therefore cannot estimate the aggregate market value of the issuer’s voting and non-voting common equity held as June 30, 2013, the last day of the registrant’s most recently completed second fiscal quarter, by non-affiliates of the issuer. As of December 23, 2014, there were 35,257,429 shares of $0.0001 par value common stock issued and outstanding.

FORWARD LOOKING STATEMENTS

This report includes forward-looking statements. These forward-looking statements are often identified by words such as “may,” “will,” “should,” “could,” “would,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential” and similar expressions. These statements are only predictions and involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed. You should not place any undue reliance on these forward-looking statements.

You should be aware that our actual results could differ materially from those contained in forward-looking statements due to a number of factors, including our ability to:

•

execute our business plan, given our limited financial resources

•

integrate and manage our disparate business operations

o

generate sufficient cash flow from our operations or other sources to fund our working capital needs and growth initiatives;

o

successfully introduce and attain market acceptance of any new products and/or enhancements of existing products;

o

attract and retain qualified personnel;

o

prevent obsolescence of our technologies;

o

maintain agreements with our critical vendors;

o

secure new business, both from existing and new customers.

The forward-looking statements speak only as of the date on which they are made, and, except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. References in this report to the “Company,” “we,” “our,” and “us” refer to the registrant, Environmental Science and Technologies, Inc., and its wholly owned subsidiaries.

PART I

ITEM 1. BUSINESS

Our Company

Environmental Science and Technologies, Inc. and subsidiaries (the “Company”), formerly known as APEX 5, Inc., was incorporated under the laws of the State of Delaware on June 18, 2012. On June 21, 2013, the Company completed an acquisition of intangible assets comprised of intellectual property and trademarks from its Chief Executive Officer. In conjunction with the acquisition of the intangible assets, the Company commenced operations. As of June 30, 2013 the Company had more than nominal operations and no longer considered itself to be a “shell company” within the meaning of applicable securities laws. In particular, as of such date, the Company had raised capital, hired employees, leased space, engaged consultants and advisors, conducted extensive sales and marketing related activities (both domestically and internationally), negotiated vendor and supplier relationships and engaged seller’s representatives. Moreover, the Company has, since June 30, 2013, realized material revenues from its EnviroPack and SpillCon businesses, which arose from its sales and marketing activities conducted prior to June 30, 2013. In addition to the foregoing, through December 31, 2013, the Company realized approximately $521,000 in revenues. Based upon the foregoing, the Company no longer considers itself a “Development Stage Company.”

The Company’s business had been operated through four wholly-owned subsidiaries, each of which is a Delaware corporation: Remote Aerial Detection Systems, Inc., EnviroPack Technologies, Inc., SpillCon Solutions, Inc., and SorbTech Manufacturing, Inc. Remote Aerial Detection Systems, Inc. (“RADS”) was intended to be an intelligence, surveillance, and reconnaissance (ISR) reseller of dedicated mission specific non-aerial ISR and aerial ISR aircraft platforms for the oil and gas industry, as well as government agencies. To date, RADS has no revenue and is currently inactive. EnviroPack Technologies, Inc. is a provider of United Nations/Department of Transportation (“UN/DOT”) certified environmental waste packaging solutions for the safe disposal of a variety of hazardous waste streams. SpillCon Solutions, Inc. (“SpillCon”) is a distribution business, comprised of environmental spill response and control products (primarily absorbent products), which sells to the oil and gas industry, environmental cleanup industry, and government agencies. The Company is developing a b2b ecommerce website, EnviroMart.com, for the procurement of environmental protection products by environmental, health and safety businesses and professionals. Subject to the receipt of additional funding, the Company intends to invest further into the development of its e-commerce software infrastructure, order fulfillment and internet marketing, in order to establish EnviroMart.com as a market leader in the environmental, waste management and health care industries. SorbTech Manufacturing, Inc. (“SorbTech”) is a new business which is anticipated to manufacture, distribute and sell proprietary consumer and commercial spill control products for the hazardous and bio-hazardous waste clean-up markets.

Products and Services

EnviroPack Technologies, Inc./SpillCon Solutions

EnviroPack’s principal business is the distribution of environmental compliance packaging solutions for environmentally sensitive waste materials. SpillCon’s principal business is in the distribution of spill control products for marine and land based oil and chemical spills.

The following constitute EnviroPack’s current major product categories: hazardous waste disposal and containment products for environmentally sensitive waste materials. Waste materials are typically generated from the by-products of a diverse list of manufacturing companies. In addition, EnviroPack products are used for the remediation and clean-up of legacy Superfund waste sites related to the disposal of environmental waste accumulated over time.

SpillCon’s current major product categories include products designed to aid in the detection, response, deployment, containment, clean up and remediation of oil and chemical spills. SpillCon’s product mix is a compilation of several of the premier sorbent manufacturers in the industry. Certain of SpillCon’s products are proprietary and unique in design and functionality.

In addition to our current product lines, subject to the availability of sufficient funds, which we do not currently have, we anticipate that we will over the next three to six months be developing a line of private label products for both EnviroPack and SpillCon. Our products are largely geared towards environmental cleanup and emergency response firms that are certified to handle, process and treat a wide variety of hazardous and non-hazardous waste materials. In addition, both large and small manufacturing companies that generate waste through their processing facilities are ideal candidates for our products. Municipalities, utilities and military agencies are also prime prospects for our proprietary product lines.

The market for EnviroPack/SpillCon products is broken down into three customer categories - Environmental Response companies, Supply Dealers and Waste Generators. Each group consists of three sub-groups: a few Tier 1, several Tier 2 and an unlimited number of Tier 3 Customers. Tier 1 Environmental customers consist of national environmental response firms with multiple locations throughout the US. Environmental Tier 2 clients are more regional in scope with several locations. The Tier 1 and 2 firms are all about the same size in specific locations. Environmental Tier 3 customers are smaller and regional in scope with one main location from which they operate. The same basic market structure (Tier 1, Tier 2 and Tier 3) exists with respect to Supply Dealers and Waste Generators.

Demand for our EnviroPack/SpillCon products is driven to a significant extent by the existence and rigorous enforcement of federal environmental and transportation regulations. In particular, strict enforcement of regulations of the Environmental Protection Agency (EPA), Department of Transportation (DOT) and Homeland Security (US Coast Guard) has a positive impact on the demand for our products.

Remote Aerial Detection Systems, Inc. (“RADS”)

RADS was intended to embody the detection component of the corporate strategy by specializing as an intelligence, surveillance and reconnaissance (ISR) systems integrator. RADS was intended to be a reseller of dedicated mission specific non-aerial ISR and aerial ISR aircraft platforms for the oil and gas industry as well as government agencies. RADS’ plan was to provide customers with state of the art electronics, such as ground penetrating radar, LIDAR, FLIR and hyper-spectral camera systems. All systems are mission dependent, able to perform multiple missions with various quick-change applications for oil spill monitoring & detection, as well as proactive security and border patrol, and natural resource exploration in offshore and onshore territories.

RADS has not realized any revenue and is currently inactive.

Marketing and Distribution

We market and distribute our products and services primarily through a direct sales force. In addition, we market and distribute our products and services through authorized distributors.

EnviroPack/SpillCon

EnviroPack/SpillCon products are distributed through several channels. Our core method of distribution is through select and established container, safety supply and material handling distributors strategically located throughout the US and Canada. The use of public warehousing facilities throughout the US will assist in rapid delivery of products to the environmental emergency response market. All products will be initially warehoused in our central distribution center in Southern NH. We also anticipate a line of private label products which we expect to distribute through a few hand-picked online catalog safety supplier companies, such as Lab Safety, New Pig, Uline and Grainger.

RADS

RADS is essentially intended to be a reseller of aerial and non-aerial ISR systems. If and when we re-activate RADS, we anticipate that it will, in general, through its own internal sales force, either broker or direct sell ISR systems to end-users. RADS may also utilize the services of third party agents for the purpose of facilitating introductions to prospective customers. These third party agents will be compensated by RADS upon consummation of transactions with customers for which they made the relevant introduction.

Competition

In general, we compete against much larger entities, most of which have substantially greater financial resources than we do. We operate in an extremely competitive market for all of our product offerings.

EnviroPack/SpillCon

Our environmental waste packaging business (EnviroPack) competes against offerings of such companies as Georgia-Pacific and International Paper. Our environmental spill response and control products business (SpillCon) competes with such companies as New Pig Corporation, Brady Corporation, Complete Environmental Products, Inc. and Sellars Absorbent Materials, Inc. Our main competitors consist of a few regional companies scattered throughout the US. No one company has dominant market share. There are no major competitors in our geographical region. We anticipate that as our sales grow, our buying power will increase, which should in turn improve our competitive position. We also believe that our product designs and certifications are superior in quality to the other regional companies in our space. We believe that the EnviroPack brands are among the most recognized in the environmental waste containment industry.

RADS

RADS, now inactive, competed directly with mainly European and Australian companies, as well as large US corporations. Competitors include such companies as Science Applications International Corporation (SAIC), Harris Corporation, KEYW Corporation, BAE Systems, L3, Lockheed Martin, Raytheon and AeroVironment, Inc. In general, however, because RADS was focused on nonmilitary applications, it was not generally competing against these much larger companies. If and when we re-activate RADS, we expect to compete on the basis of price and customer service. In particular, we believe that, in general, we would have lower overhead than our competitors, which would enable us to offer more competitive pricing, while maintaining acceptable gross margins. In addition, because we are smaller and less bureaucratic than many of our competitors, we believe that we would be able to be more responsive to the needs of our customers.

In general, the companies that our businesses compete with have financial and other resources far in excess of our resources, which results in a very difficult competitive environment for the Company. This challenging competitive environment has many potential adverse effects, including making it much more difficult for the Company to secure new business, as well as retain existing business. In addition, the competitive environment in which we operate tends to limit our gross margins and our ability to pass increasing costs onto our customers. Finally, since our competitors generally have substantially greater financial and other resources, than do we, they generally have a far greater capacity to innovate, which could put us at a competitive disadvantage, and, accordingly have an adverse effect upon our long-term profitability and growth.

We compete in all our markets on the basis of meeting our customers’ business needs with a viable solution that offers high quality products at an affordable price, coupled with a high level of customer support and service.

Raw Materials and Principal Suppliers

EnviroPack/SpillCon

Our manufacturers, which are ISO certified, source the raw materials for and manufacture our finished products utilizing our proprietary designs. Generally, our products are produced on a purchase order basis, as we do not have manufacturing agreements with the companies who manufacture our products. We hand pick our manufacturers based on several factors, including location, size, certifications, machinery capabilities and price competitiveness. Our EnviroPack products incorporate primarily the following raw materials: corrugated paper, polyethylene and polypropylene. Currently, with respect to EnviroPack, our manufacturers include International Paper, Greif, Norampac and Laddawn. We also utilize Tier 2 manufacturers for approximately 25% of our purchased inventory. Our SpillCon products incorporate primarily the following raw materials: polypropylene, polymers, cellulose, and other organic, inorganic and synthetic materials, all with various degrees of sorbency properties. With respect to SpillCon, our manufacturers include Spilltech, ESP, ProSorbents and Omni/Ajax, among others. We are negotiating with a few more key manufacturers that will co-develop the next generation sorbent products with us. We anticipate that these agreements will facilitate an exclusive agreement to manufacture our own private label brands. Subject to the availability of sufficient funds, which we do not currently have, we expect to enter into these agreements over the next three to six months.

RADS

Because RADs, currently inactive, was intended to be a reseller of ISR systems, third-party manufacturers would have sourced the raw materials for and manufacture the ISR systems that we intended to sell to end-users. In general, if we re-activate RADS, we would expect to work with ISR system integrators, such as Summit Technologies, Commuter Air Technologies and Stevens Aviation. We could also work with integrators that are affiliated with manufacturers such as Diamond, Technam, Stemme and King Air. These ISR system integrators generally purchase components (aircraft and various types of sensors) from third-party manufacturers for incorporation into the required ISR system.

Customers

Through December 31, 2013, the Company realized approximately $521,000 in revenues.

EnviroPack/SpillCon

We anticipate that our largest account will not represent more the 15% of our overall EnviroPack business.

RADS

RADS has no revenue and no customers; it is currently inactive. If we re-activate RADS, we anticipate that we would at least initially engage in transactions with a limited number of large customers, principally governmental entities. Accordingly, at least initially, we expect that if we re-activate RADS, one or more of our customers could make up a large percentage of our overall RADS business. We anticipate that if we were able to expand this business over time, our dependence on a limited number of customers would diminish.

Personnel

As of December 31, 2013, we employed 6 persons.

Intellectual Property

In general, we rely primarily on a combination of trade secrets, copyright and trademark laws, and confidentiality procedures to protect our technology. Due to the technological change that characterizes our business, we believe that the improvement of existing products, reliance upon trade secrets and unpatented proprietary know-how and the development of new products are generally as important as patent protection in establishing and maintaining a competitive advantage.

EnviroPack/SpillCon

Our EnviroPack product mix is considered proprietary and unique in its design and functionality. Our SpillCon product mix is comprised of many products which are also considered proprietary in design and functionality.

As of December 31, 2013, we do not own any patents and had no patents pending. We have not been nor are we currently involved in or aware of any litigation regarding any of our intellectual property.

We have a number of registered trademarks which we consider important to the protection of our EnviroPack brands.

Governmental Regulation

EnviroPack/SpillCon

EnviroPack products must undergo an extensive certification process by a 3rd party permitted testing facility as designated by the Department of Transportation. The products must comply with applicable federal regulations. Each product carries with it its own unique certification number and must be legibly marked on each package. The certification must be performed annually to ensure compliance with QA/QC standards. SpillCon products undergo specific sorbency testing by our manufacturers and many products are tested at OMHSETT in New Jersey. OMHSETT is the largest outdoor saltwater wave/tow tank facility in North America and is the only facility where full-scale oil spill response equipment testing, research, and training can be conducted in a marine environment with oil under controlled environmental conditions (waves and oil types).

Vigorous enforcement of environmental laws and regulations drives demand for our environmental containment products, as our products enable our customers to maintain compliance with regulations concerning packaging, storage and shipping of environmentally sensitive waste materials for processing and disposal. In addition, vigorous enforcement of regulations of the Department of Homeland Security (DHS) as the governing agency for the US Coast Guard also drive demand for our SpillCon products. Conversely, lax enforcement of these laws and regulations could diminish demand for our containment and spill control products.

If we re-activate RADS, we would expect to resell ISR systems throughout the world, and thus would be subject to US Federal Export Regulations. In general, these regulations require persons who sell products that can be used for military purposes in foreign countries to be registered with the US State Department to broker and sell such products. We would need to comply with all such regulations to the extent applicable to us. If we re-activate RADS, we would expect non-U.S. based revenue to be potentially substantial; we do not however view these regulations as particularly onerous nor would we expect the related compliance costs to be material to our operations.

Seasonality

Through December 31, 2013, the Company realized approximately $521,000 in revenues. Accordingly, we do not yet have a historical basis to determine whether our revenue will be subject to seasonal fluctuation. We do, however, anticipate some seasonality in our revenues, with somewhat lower revenues during the summer and winter months.

Available Information

We are currently developing a corporate Internet site. The public may read and copy any materials we file with the Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to the foregoing, at the SEC’s Public Reference Room at 100 F St., NE, Washington, DC 20549, on official business days during the hours of 10 AM to 3 PM. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding the Company and other issuers that file electronically with the SEC.

None.

ITEM 2. PROPERTIES

We are headquartered in Plaistow, New Hampshire, where we lease space from an entity controlled by Michael R. Rosa, our Chief Executive Officer and a significant shareholder. Currently, we are leasing approximately 10,000 square feet of space, of which 2,000 square feet is dedicated to administration, 500 square feet is dedicated to research and development and 7,500 square feet is dedicated to warehouse. The monthly rent for this facility is $7,500. This is a gross lease under which the landlord pays taxes, utilities and maintenance and repairs. We believe that our current office space is adequate for current and anticipated near term levels of business activity.

ITEM 3. LEGAL PROCEEDINGS

Except as disclosed herein, we are not a party to any pending legal proceeding. To the knowledge of our management, except as disclosed herein, no federal, state or local governmental agency is presently contemplating any proceeding against us.

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

On November 3, 2014, the Company filed a letter with DLA opposing the proposed notice of debarment based on EST’s alleged affiliation with the other company. DLA has not yet acted upon the matter.

If we are unable to have the Notice rescinded/terminated, we will not be able to bid on future US government contracts, in which case there could be an adverse effect on our revenues and profitability, unless we are able to replace the resulting revenue loss. We intend to vigorously pursue rescission/termination of the Notice.

PART II

ITEM 1. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Price quotations for our common stock are not currently available and there is no public trading market for our common stock. No assurance can be given that any market for our common stock will ever develop or be maintained.

For any market that develops for our common stock, the sale of “restricted securities” (common stock) pursuant to Rule 144 of the SEC by members of management or any other person to whom any such securities may be issued in the future may have a substantial adverse impact on any such public market. For information regarding the requirements for resales under Rule 144, see the heading “Rule 144” below.

Holders

As of December 31, 2013, we had approximately 12 shareholders of record.

Dividends

We have not declared any cash dividends with respect to our common stock and do not intend to declare dividends in the foreseeable future. Our future dividend policy cannot be ascertained with any certainty, and unless and until we complete any acquisition, reorganization or merger, no such policy will be formulated. There are no material restrictions limiting, or that are likely to limit, our ability to pay dividends on our securities.

Securities Authorized for Issuance under Equity Compensation Plans

None; not applicable.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Unregistered Sales

The company issued a consultant 32,500 shares on October 1, November 1 and December 1, 2013. These shares were valued at $0.10 per share

The Company believes that the foregoing transactions were exempt from the registration requirements under Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended (“the Act”) or Section 4(2) under the Act, based on the following facts: in each case, there was no general solicitation, there was a limited number of investors, each of whom was an “accredited investor” (within the meaning of Regulation D under the “1933 Act”, as amended) and/or was (either alone or with his/her purchaser representative) sophisticated about business and financial matters, each such investor had the opportunity to ask questions of our management and to review our filings with the Securities and Exchange Commission, and all shares issued were subject to restrictions on transfer, so as to take reasonable steps to assure that the purchasers were not underwriters within the meaning of Section 2(11) under the 1933 Act.

Rule 144

The following is a summary of the current requirements of Rule 144:

	Affiliate or Person Selling on Behalf of an Affiliate	Non-Affiliate (and has not been an Affiliate During the Prior Three Months)
Restricted Securities of Reporting Issuers	During six-month holding period – no resales under Rule 144 Permitted.	During six- month holding period – no resales under Rule 144 permitted.

	After Six-month holding period – may resell in accordance with all Rule 144 requirements including:	After six-month holding period but before one year – unlimited public resales under Rule 144 except that the current public information requirement still applies.
- Current public information,
	- Volume limitations, - Manner of sale requirements, and - Filing of Form 144.	After one-year holding period – unlimited public resales under Rule 144; need not comply with any other Rule 144 requirements.

Restricted Securities of Non-Reporting Issuers	During one-year holding period – no resales under Rule 144 permitted.	During one-year holding period – no resales under Rule 144 permitted.

	After one-year holding period – may resell in accordance with all Rule 144 requirements including:	After one-year holding period – unlimited public resales under Rule 144; need not comply with any other Rule 144 requirements.
- Current public information,
- Volume limitations,
- Manner of sale requirements, and
- Filing of Form 144.

Shell Companies

The following is an excerpt from Rule 144(i) regarding resales of securities of shell companies:

“(i) Unavailability to securities of issuers with no or nominal operations and no or nominal non-cash assets.

(1)

This section is not available for the resale of securities initially issued by an issuer defined below:

(i)

An issuer, other than a business combination related shell company, as defined in §230.405, or an asset-backed issuer, as defined in Item 1101(b) of Regulation AB (§229.1101(b) of this chapter), that has:

(A)

No or nominal operations; and

(B)

Either:

(1)

No or nominal assets;

(2)

Assets consisting solely of cash and cash equivalents; or

(3)

Assets consisting of any amount of cash and cash equivalents and nominal other assets; or

(ii)

An issuer that has been at any time previously an issuer described in paragraph (i)(1)(i).

(2)

Notwithstanding paragraph (i)(1), if the issuer of the securities previously had been an issuer described in paragraph (i)(1)(i) but has ceased to be an issuer described in paragraph (i)(1)(i); is subject to the reporting requirements of section 13 or 15(d) of the Exchange Act; has filed all reports and other materials required to be filed by section 13 or 15(d) of the Exchange Act, as applicable, during the preceding 12 months (or for such shorter period that the issue was required to file such reports and materials), other than Form 8-K reports (§249.308 of this chapter); and has filed current “Form 10 information” with the Commission reflecting its status as an entity that is no longer an issuer described in paragraph (i)(1)(i), then those securities may be sold subject to the requirements of this section after one year has elapsed from the date that the issuer filed “Form 10 information” with the Commission.

(3)

The term “Form 10 information” means the information that is required by Form 10 or Form 20-F (§249.220f of this chapter), as applicable to the issuer of the securities, to register under the Exchange Act each class of securities being sold under this rule. The issuer may provide the Form 10 information in any filing of the issuer with the Commission. The Form 10 information is deemed filed when the initial filing is made with the Commission.”

Securities of a shell company cannot be publicly sold under Rule 144 in the absence of compliance with this subparagraph.

Section 4(1) of the Securities Act of 1933 as amended (the “Securities Act”)

Since we are a shell company as defined in subparagraph (i) of Rule 144, our shares of common stock cannot be publicly resold under Rule 144 until we comply with the requirements outlined above under the heading “Shell Companies.” Until those requirements have been satisfied, any resales of our shares of common stock must be made in compliance with the provisions of the exemption from registration under the Securities Act provided in Section 4(1) thereof, applicable to persons other than “an issuer, underwriter or a dealer.” That will require that such shares of common stock be sold in “routine trading transactions,” which would include compliance with substantially all of the requirements of Rule 144, regardless of its availability; and such resales may be limited to our non-affiliates. It is the position of the SEC that the Section 4(1) exemption is not available for the resale of any securities of an issuer that is or was a shell company, by directors, executive officers, promoters or founders or their transferees. See NASD Regulation, Inc., CCH Federal Securities Law Reporter, 1990-2000 Decisions, Paragraph No. 77,681, the so-called “Worm-Wulff Letter.”

Use of Proceeds of Registered Securities

Not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

None; not applicable.

ITEM 2. SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

ITEM 3. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-looking Statements

Statements made in this Annual Report which are not purely historical are forward-looking statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and our business, including, without limitation, (i) our ability to raise capital, and (ii) statements preceded by, followed by or that include the words “may,” “would,” “could,” “should,” “expects,” “projects,” “anticipates,” “believes,” “estimates,” “plans,” “intends,” “targets” or similar expressions.

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

Overview

On June 21, 2013, the Company completed the acquisition of certain assets from Michael R. Rosa, its chief executive officer, and commenced business operations. Since completing the acquisition, the Company has raised capital, hired employees, leased space, engaged consultants and advisors, conducted extensive sales and marketing related activities both domestically and internationally, negotiated vendor relationships and engaged seller’s representatives. As of June 30, 2013 the Company had more than nominal operations and no longer considered itself to be a “shell company” within the meaning of applicable securities laws. The Company has, since June 30, 2013, realized revenues from its EnviroPack and SpillCon businesses. The Company’s business has been operated through four wholly-owned subsidiaries, each of which is a Delaware corporation: Remote Aerial Detection Systems, Inc. (“RADS”), EnviroPack Technologies, Inc., SpillCon Solutions, Inc. and SorbTech Manufacturing, Inc. RADS has not realized and revenue and is currently inactive.

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

RADS, a wholly owned subsidiary, was intended to be a reseller of aerial (manned and unmanned) and non-aerial surveillance systems (ISR systems) for use by the oil and gas industry in leak and spill detection, exploration and security for oil and gas assets (production and distribution). In addition, our ISR systems can be used for border security, mineral exploration and topographical mapping. RADS has not realized and revenue and is currently inactive.

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

The Company is developing a b2b ecommerce website, EnviroMart.com, for the procurement of environmental protection products by environmental, health and safety businesses and professionals. Subject to the receipt of additional funding, the Company intends to invest further into the development of its e-commerce software infrastructure, order fulfillment and internet marketing, in order to establish EnviroMart.com as a market leader in the environmental, waste management and health care industries.

As the Company only established its business operations on June 21, 2013 (and was a shell company prior to such date), the Company has no meaningful historical business operations, with which to compare the current calendar year period. Since the Company has no comparable historical business operations, the following discussion omits discussion of income from continuing operations, expenses and other matters related to “results of operations,” as well as information relating to the statement of cash flows, as the Company does not believe that analysis of this information would be meaningful to investors.

Recent Developments

In addition to the asset acquisitions and commencement of business operations on June 21, 2013 described above, the Company has raised capital from equity and debt financings. During 2013, the Company raised an aggregate of $385,000 through the sale of common stock and convertible notes.

In addition, during July 2014, the Company received $131,000 in proceeds from the sale of common stock. In connection with this investment, our founder and CEO, Michael R. Rosa, surrendered to our treasury for cancellation 6,692,500 shares of our common stock. Following these transactions, we had 35,257,429 shares outstanding as of December 23, 2014. On September 26, 2014, we entered into a secured inventory financing agreement with Rushcap Group, Inc. a significant shareholder. Under this agreement, Rushcap Group may provide in its discretion up to $300,000 in purchase order financing. As of December 23, 2014, we had drawn down $200,000 under this agreement, which is the current amount outstanding.

Liquidity and Capital Resources

As of December 23, 2014, we had no cash on hand. Consequently, we have an immediate and urgent need for additional capital. At December 31, 2013, we had a working capital deficiency of approximately $437,000, compared with a current working capital deficiency of $764,000 as of November 30, 2014.

Although we are generating increasing revenues, we are incurring significant costs and expenses in connection with our business operations, implementation of our business plan and ongoing compliance costs associated with being a public company. Consequently, we are currently experiencing negative cash flows from operations.

We commenced operation during the second quarter of 2013. During the three and nine months ended December 31, 2013, our operating activities used $36,000 in cash (or approximately $12,000 per month) and $352,000 in cash (about $39,000 per month), respectively. The decrease in monthly cash used during the fourth quarter was caused by an increase in our current liabilities to cover product and operating costs. We do not expect to be able to continue our operating activities through increased current liabilities. We expect that our operations will continue to use cash in coming quarters as we further ramp up our operations, at least until we are able to generate additional revenue from our operating activities.

As noted above, as of December 23, 2014, we had no cash on hand. We do not have sufficient cash to fund our operations and the implementation of our business plan. As a result, we have an immediate and urgent need for additional funds. Inventory financing provided by Rushcap Group, Inc. has enabled us to grow our revenues during the last several months. We are seeking to raise funds from third parties, either in the form of debt or equity.

As of December 31, 2013, the company was delinquent with respect to the payment of Payroll Taxes for the period July 1, 2013 through December 31, 2013 in the amount of $46,450. As of December 30, 2014, the Company owed an aggregate of $64,554, including $18,104 in penalties and interest related to the 2013 delinquency. In addition, as of December 30, 2014, the Company is delinquent with respect to the payment of Payroll Taxes for the period January 1, 2014 through June 30, 2014 in the amount of $89,046, including $16,417 in penalties and interest. Accordingly, at December 30, 2014, the Company owes an aggregate of $153,603, including $34,521 in penalties and interest. The Company believes that it will be able to secure a waiver of penalties in the aggregate approximate amount of $31,000, leaving the Company with a payroll tax liability (including interest) of approximately $122,000. The company expects to pay this amount out in installments over a three year period (approximately $3,500 per month). Since June 30, 2014, the Company has been current in the payment of its payroll taxes.

Due to the previously described inventory funding, the Company has been able significantly grow its revenue during the fourth quarter of 2014, as compared with the prior three quarters. For the nine month period ended September 30, 2014, the Company had revenues of approximately $1,018,000 (or about $113,000 per month). As of December 23, 2014 and based on current orders in process, the Company expects to realize revenue of approximately $679,000 in the fourth quarter (or about $226,000 per month). Accordingly, the Company has doubled its monthly sales revenue in the fourth quarter of 2014, as compared with the nine months ended September 30, 2014. The Company believes this level of sales can be maintained or surpassed during the next calendar year.

In the event we do not generate sufficient funds from revenues or financing through the issuance of common stock or from debt financing, we may be unable to fully implement our business plan and pay our obligations as they become due, any of which circumstances would have a material adverse effect on our business prospects, financial condition, and results of operations. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities. See Note 3 to the Financial Statements - Going Concern.

In order to remedy this liquidity deficiency, we need to raise additional capital immediately, and ultimately we will need to generate substantial positive operating cash flows. Our internal sources of funds will consist of cash flows from operations, but not until we begin to realize additional sales revenues. As previously stated, our operations are generating negative cash flows, and thus adversely affecting our liquidity. We intend to raise additional funds through equity and/or debt financing. If we are unable to raise additional funds in the near term, we will not be able to implement our business plan, and it is unlikely that we will be able to continue as a going concern.

Subject to the availability of funds, which we currently do not have, we expect to incur approximately $250,000 in capital expenditures over the next 12 months. The purpose of these capital expenditures will be for the installation of a cellulose blending system, along with an industrial sewing machine center for use in a customized cutting and sewing operation, and specific testing equipment for a research and development lab for the SpillCon business, along with other equipment modifications. We also intend to complete the build out of our Enviromart.com B2B website.

We expect to fund these capital expenditures through a combination of cash flows from operations and proceeds from equity and or debt financing. If we are unable to generate positive cash flows from operations, and/or raise additional funds (either through debt or equity), we will be unable to fund our website development expenditures, in which case, there could be an adverse effect on our business and results of operations.

We expect to raise additional funds in the near term from sales of shares of common stock. Additional sales of common stock will reduce the percentage interest of existing shareholders in our company. We may also raise additional funds through the sale of debt securities in the near term.

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

On November 3, 2014, the Company filed a letter with DLA opposing the proposed notice of debarment based on EST’s alleged affiliation with the other company. DLA has not yet acted upon the matter.

If we are unable to have the Notice rescinded/terminated, we will not be able to bid on future US government contracts, in which case there could be an adverse effect on our revenues and profitability, unless we are able to replace the resulting revenue loss. We intend to vigorously pursue recission/termination of the Notice.

ITEM 3A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ENVIRONMENTAL SCIENCE AND TECHNOLOGIES, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

December 31, 2013

16

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Environmental Science & Technologies, Inc.

We have audited the accompanying consolidated balance sheet of Environmental Science & Technologies, Inc. (the Company) as of December 31, 2013 and the related consolidated statements of operations, stockholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Environmental Science & Technologies, Inc. as of December 31, 2013, and the results of their operations and cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has negative cash flows from operations, has experienced recurring net losses, and has an accumulated deficit as of December 31, 2013 which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT

January 5, 2015

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Environmental Science and Technologies Inc (fka Apex 5 Inc.)

(A Development Stage Company)

We have audited the accompanying balance sheet of Environmental Science and Technologies Inc (fka Apex 5 Inc.) (A development stage company) as of December 31, 2012, and the related statements of operations, stockholders' equity and cash flows for the period from June 18, 2012 (inception) to December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company's losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Kenne Ruan, CPA, P.C.

Kenne Ruan, CPA, P.C.

Woodbridge, Connecticut

February 21, 2013

ENVIRONMENTAL SCIENCE AND TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

	As of December 31, 2013		As of December 31, 2012
ASSETS
Current Assets
Cash	$9,680	$	−
Accounts receivable	30,876		−
Accounts receivable - related party	134,688		−
Inventory	37,587		−
Prepaid Expenses and Other Current Assets	600		−
Total Current Assets	213,431		−

Machinery and Equipment, net	70,796		−
TOTAL ASSETS	$284,227	$	−

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$484,146	$	−
Convertible notes and interest payable	151,274		−
Due to related party	15,000		1,000
Total Current Liabilities	650,420		1,000

Stockholders' Deficit
Preferred stock, $0.0001 par value, 5,000,000 shares authorized; none issued and outstanding	−		−
Common stock, $0.0001 par value, 250,000,000 shares authorized; 27,171,429 and 10,000,000 shares issued and outstanding at December 31, 2013 and 2012, respectively	2,717		1,000
Common stock to be issued, 515,000 and -0- shares issuable at December 31, 2013 and 2012, respectively	51		−
Additional paid-in capital	403,575		−
Accumulated deficit	(772,536)		(2,000)
Total Stockholders' Deficit	(366,193)		(1,000)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$284,227	$	−

The accompanying notes are an integral part of these consolidated financial statements

ENVIRONMENTAL SCIENCE AND TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2013		2012
Sales
Packaging solutions	$161,300	$	−
Absorbent products	156,127		−
Related Party Revenue	203,613		−
Total sales	521,040		−

Cost of goods sold
Packaging solutions	310,036		−
Absorbent products	124,564		−
Shipping – net	11,943		−
Total cost of goods sold	446,543		−

Gross profit	74,497		−

Operating Expenses
General and Administrative	762,120		2,000
Intangible Asset impairment charge	60,000		−
Total general and administrative fees	822,120		2,000

Loss from operations	(747,623)		(2,000)

Other expense
Penalties and Interest	(18,104)		−
Interest Expense	(4,809)		−
Total other expense	(22,913)		−

Net loss	$(770,536)		$(2,000)

Basic and diluted loss per share	$(0.04)		$(0.00)

Weighted average number of shares outstanding – basic and diluted	19,595,045		10,000,000

The accompanying notes are an integral part of these consolidated financial statements

ENVIRONMENTAL SCIENCE AND TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Common Stock Issued		Common Stock Issuable		Additional Paid in	Accumulated	Stockholders' Equity
		Par Value		Par Value	Capital	Deficit	(Deficit)
	Shares	$	Shares	$	$	$	$
Balance, Inception

Founders shares issued	10,000,000	1,000	−	−	−	(2,000)	(1,000)

Balance, December 31, 2012	10,000,000	1,000	−	−	−	(2,000)	(1,000)

Common Stock
Persuant to consulting services	250,000	25	65,000	6	31,469	−	31,500

Persuant to private placement at $0.10 per share	2,100,000	210	−	−	209,790	−	210,000

Persuant to private placement at $0.25 per share	−	−	100,000	10	24,990	−	25,000

Issued for wages and benefits	350,000	35	−	−	34,965	−	35,000

Persuant to asset acquisitions	3,250,000	325	350,000	35	34,640	−	35,000

Founders shares issued	11,221,429	1,122	−	−	−	−	1,122

Officer Contributions	−	−	−	−	67,721	−	67,721

Net loss for the period	−	−	−	−	−	(770,536)	(770,536)

Balance, December 31, 2013	27,171,429	2,717	515,000	51	403,575	(772,536)	(366,193)

The accompanying notes are an integral part of these consolidated financial statements

ENVIRONMENTAL SCIENCE AND TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

		Year Ended December 31,
		2013		2012

Cash Flows from Operating Activities
Net loss		$(770,536)		$(2,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense		7,460		−
Write off of Intangible Assets		60,000		−
Inventory Allowance		7,193		−
Founder debt forgiveness		2,924		−
Stock-based compensation		66,500		1,000
Changes in operating assets and liabilities:
Accounts receivable		(165,564)		−
Inventory		(44,780)		−
Prepaid expenses and other current assets		(600)		−
Accounts payable and accrued expenses		484,146		−
Interest payable on convertible notes		1,274		−
Net cash used in operating activities		(351,983)		(1,000)

Cash Flows from Investing Activities
Purchase of equipment		(13,959)		−
Net cash used in investing activities		(13,959)		−

Cash Flows from Financing Activities
Proceeds from (payments to) related party		(11,000)		1,000
Proceeds from Convertible Notes		150,000		−
Capital Contribution from officer		500		−
Issuance of common stock for cash		236,122		−
Net cash provided by financing activities		375,622		1,000

Increase in Cash and Cash Equivalents		9,680		−

Cash and Cash Equivalents – Beginning of Period		−		−
Cash and Cash Equivalents – End of Period		$9,680	$	−

Non-Cash Investing and Financing Activities
Common stock issued to founder for services	$	−		$1,000
Common stock issued for Intangible Assets		$35,000	$	−
Donation of Equipment from founder		$64,297	$	−
Note Issued to related party for intangible assets		$25,000	$	−

The accompanying notes are an integral part of these consolidated financial statements

ENVIRONMENTAL SCIENCE AND TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Environmental Science and Technologies, Inc. and subsidiaries (the “Company”), formerly known as APEX 5, Inc., was incorporated under the laws of the State of Delaware on June 18, 2012. On June 21, 2013, the Company completed an acquisition of intangible assets comprised of intellectual property and trademarks from its Chief Executive Officer. In conjunction with the acquisition of the intangible assets, the Company commenced operations. As of June 30, 2013 the Company had more than nominal operations and no longer considered itself to be a “shell company” within the meaning of applicable securities laws. In particular, as of such date, the Company had raised capital, hired employees, leased space, engaged consultants and advisors, conducted extensive sales and marketing related activities (both domestically and internationally), negotiated vendor and supplier relationships and engaged seller’s representatives. Moreover, the Company has, since June 30, 2013, realized material revenues from its EnviroPack and SpillCon businesses, which arose from its sales and marketing activities conducted prior to June 30, 2013. In addition to the foregoing, through December 31, 2013, the Company realized approximately $521,000 in revenues. Based upon the foregoing, the Company no longer considers itself a “Development Stage Company.”

The Company’s business has been operated through four wholly-owned subsidiaries, each of which is a Delaware corporation: Remote Aerial Detection Systems, Inc., EnviroPack Technologies, Inc., SpillCon Solutions, Inc., and SorbTech Manufacturing, Inc. Remote Aerial Detection Systems, Inc. was intended to be an intelligence, surveillance, and reconnaissance (ISR) reseller of dedicated mission specific non-aerial ISR and aerial ISR aircraft platforms for the oil and gas industry, as well as government agencies. RADS has not realized any revenue and is currently inactive EnviroPack Technologies, Inc. is a provider of United Nations/Department of Transportation (“UN/DOT”) certified environmental waste packaging solutions for the safe disposal of a variety of hazardous waste streams. SpillCon Solutions, Inc. (“SpillCon”) is a distribution business, comprised of environmental spill response and control products (primarily absorbent products), which sells to the oil and gas industry, environmental cleanup industry, and government agencies. SorbTech Manufacturing, Inc. (“SorbTech”) is a new business which is anticipated to manufacture, distribute and sell proprietary consumer and commercial spill control products for the hazardous and bio-hazardous waste clean-up markets.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Accounts Receivable

In the normal course of business, the Company extends credit to customers that satisfy defined credit criteria. Accounts receivable is recorded at carrying value, which approximates fair value, and is presented in the Company's consolidated balance sheets net of any allowance for doubtful accounts. As of December 31, 2013, an allowance for doubtful accounts had not been deemed necessary, and therefore, not recorded.

Inventory

The Company’s inventory is stated at the lower of cost or estimated realizable value, with cost primarily determined on a weighted-average cost basis on the first-in, first-out (“FIFO”) method. The Company continuously evaluates the composition of its inventory, assessing slow-turning product. Estimated realizable value of inventory is determined based on an analysis of historical sales trends of our individual products, the impact of market trends and economic conditions, and a forecast of future demand, giving consideration to the value of current orders in-house relating to the future sales of inventory. Estimates may differ from actual results due to quantity, quality, and mix of products in inventory, customer demand, and market conditions. The Company’s historical estimates of these costs and any provisions have not differed materially from actual results. Any reserves for inventory shrinkage, representing the risk of physical loss of inventory, are adjusted based upon physical inventory counts. As of December 31, 2013, an inventory reserve of $7,193 has been recorded.

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

For the year ended December 31, 2013 two customers represented 39% and 28%, respectively, of our total revenue, respectively.

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

Intangible Assets

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

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized. As of December 31, 2013, all deferred tax assets continue to be fully reserved.

Basic Earnings (Loss) Per Share

Basic EPS is based on the weighted average number of common shares outstanding. Diluted EPS is based on the weighted average number of common shares outstanding and dilutive common stock equivalents. Basic EPS is computed by dividing net income/loss available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Weighted average number of shares used to calculate basic and diluted loss per share is considered the same as the effect of dilutive shares is anti-dilutive for all periods presented. As of December 31, 2013, there were 1,200,000 common stock equivalents that were not included in the dilutive earnings per share calculation as their effect is anti-dilutive.

Revenue Recognition

Revenue is recognized across all segments of the business when there is persuasive evidence of an arrangement, delivery has occurred, price has been fixed or is determinable, and collectability is reasonably assured. Revenue is recognized at the time title passes and risk of loss is transferred to customers.

Sales Reserves and Uncollectible Accounts

A significant area of judgment affecting reported revenue and net income is estimating sales reserves, which represent that portion of gross revenues not expected to be realized. In particular, wholesale revenue is reduced by estimates of returns, discounts, markdowns, and operational chargebacks. In determining estimates of returns, discounts, markdowns and operational chargebacks, management analyzes current economic and market conditions. We review and refine these estimates on a quarterly basis. As of December 31, 2013, a sales reserve had not been deemed necessary, and therefore, not recorded.

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

NOTE 3. GOING CONCERN

During the year ended December 31, 2013, although the Company has generated revenue, thus far it has been unable to generate cash flows sufficient to support its operations and has been dependent on debt and equity financing. In addition to negative cash flow from operations, the Company has experienced recurring net losses, and has an accumulated deficit of $772,536 as of December 31, 2013. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

In order to remedy this liquidity deficiency, we need to raise additional capital immediately, and ultimately we will need to generate substantial positive operating cash flows. Our internal sources of funds will consist of cash flows from operations, but not until we begin to realize substantial additional revenues from the sale of products. As previously stated, as of the date of filing of this quarterly report, we have only limited revenues, and our operations are generating negative cash flows, and thus adversely affecting our liquidity. We intend to raise additional funds through equity and/or debt financing. In addition, we expect that our operations will begin to generate increasing revenues during the last quarter of 2014, which should improve our liquidity deficiency. If we are unable to raise additional funds in the near term, we will not be able to implement our business plan, and it is unlikely that we will be able to continue as a going concern.

Subject to the availability of funds, which we currently do not have, we expect to incur approximately $250,000 in capital expenditures over the next 12 months. The purpose of these capital expenditures will be for the installation of a cellulose blending system, along with an industrial sewing machine center for use in a customized cutting and sewing operation, and specific testing equipment for a research and development lab for the SpillCon businesse, along with other equipment modifications.

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

NOTE 4. INVENTORY

Inventory consisted of finished goods and raw materials amounting to $44,780 as of December 31, 2013. The Company had an inventory reserve of $7,193 as of December 31, 2013.

NOTE 5. EQUIPMENT

Equipment, net consisted of the following as of December 31, 2013 and 2012:

	December 31, 2013		December 31, 2012
Machinery and equipment	$78,256	$	−
Less: accumulated depreciation	(7,460)		−
Equipment, net	$70,796	$	−

The Company recorded depreciation expense of $7,460 and $-0- for the years ended December 31, 2013 and 2012, respectively.

NOTE 6. CONVERTIBLE NOTES

During September, 2013, the Company issued convertible promissory notes to accredited investors in the principal amounts of $100,000 and $50,000. These notes bear interest at the rate of 10% per annum. The original maturities of the $100,000 note and the $50,000 note were July 15, 2014 and September 10, 2014. The notes are convertible into shares of common stock at the rate of $0.125 per share. The convertible note in the principal amount of $100,000 was amended in July 2014 to extend its maturity date to July 15, 2015 and to make it non-interest bearing. The convertible note in the principal amount of $50,000 was amended in October 2014 to extend its maturity date to September 10, 2015, reduce the conversion rate of the note from $0.125 to $0.05 per share, allow the note holder to elect to receive stock in lieu of cash for his interest and issue the note holder 100,000 shares of common stock in consideration of this agreement. See Note 12 – Subsequent Events.

At the time of issuance the Company assessed the conversion feature to determine if it contained a beneficial conversion feature (BCF) as per ASC 470. The Company determined it did not have a BCF since the conversion price was greater than the market price of the common stock on the date of issuance.

As of December 31, 2013 the Company owed principal and accrued interest of $151,274 related to the convertible promissory notes.

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

NOTE 8. LEASES

The Company leases its primary facility in Plaistow, New Hampshire for $7,500 per month from an entity owned beneficially by the Company’s CEO and significant shareholder. The lease commenced on May 1, 2013 and expires on April 30, 2015. See Note 9.

The Company’s future minimum lease payments are as follows:

2014	90,000
2015	30,000
Total	$120,000

NOTE 9. RELATED PARTY TRANSACTIONS

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

The Company leases its facility, which consists of 10,000 square feet of office and warehouse space located in Plaistow, New Hampshire for $7,500 per month from an entity owned beneficially by the Company’s CEO and majority shareholder. The lease is a gross lease under which the landlord pays all taxes, maintenance and repairs, and insurance. The lease commenced on May 1, 2013 and expires on April 30, 2015. As of December 31, 2013, $7,500, is due under this agreement.

During May 2013, the Company entered into an arrangement with Enco Industries, Inc. (“Enco”), a company that is controlled by the Company’s CEO and then majority shareholder, under which Enco provided administrative and support related services, including warehouse personnel, to the Company for a fixed price of $15,000 per month. The Company recorded the related expenses as support services, which amounted to $97,500 for the year ended December 31, 2013. $11,463 of the support services expense was classified as cost of goods sold for year ended December 31, 2013. This agreement was terminated on November 15, 2013.

During the three months ended June 30, 2013, the Company’s board of directors authorized the issuance of an aggregate of 11,221,429 founders’ shares, at a price of $0.0001 per share, being the par value per share. Of the 11,221,429 founders’ shares, 2,921,429 shares were authorized for issuance to individuals not considered related parties. The aggregate purchase price was $1,123. See Note 10 - Stockholders’ Equity.

On June 21, 2013, the Company issued an aggregate of 3,250,000 shares of its common stock to the CEO and then majority shareholder of the Company for the purchase of intellectual property and trademarks. Given that the officer owned more than 50% of the Company’s stock at the time, the asset is required to be recorded at historical cost. As such, the asset was valued at $-0- since the Company had not incurred any cost in creation of the intellectual property or trademarks. Had the officer owned less than 50% of the Company’s stock, the asset would have been recognized at fair value, which is $0.10 per share or $325,000. See Note 10 – Stockholders’ Equity.

As of December 31, 2013, $10,000 of the $25,000 cash portion of the consideration paid for the purchase of intellectual property had been paid. The remaining $15,000 is included on the consolidated balance sheet as a due to employee because the seller of the intellectual property was hired as an employee of the Company subsequent to the effectiveness of the transaction.

NOTE 10. STOCKHOLDERS’ EQUITY

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

On September 30, 2013, the Company agreed to issue an aggregate of 350,000 shares of its common stock and agreed to pay $25,000 in cash to a third party for the purchase of intellectual property, patents and unregistered trademarks at a price of $0.10 per share. As of December 31, 2013, the shares have not yet been issued. The aggregate purchase price was $60,000.

Stock-Based Compensation

On July 22, 2013, the Company issued 100,000 shares of its common shares to a consultant as a retainer for services to be provided. The shares were valued at $10,000 or $0.10 per share. The consultant received an additional 25,000 shares for services on August 1, 2013 and 32,500 shares on September 1, October 1, November 1 and December 1, 2013. These shares were valued at $15,500 or $0.10 per share. As of December 31, 2013, 65,000 shares had not yet been issued. The consultant was scheduled to receive an additional 32,500 shares per month for services, for so long as he remains a consultant to the Company. Effective July 14, 2014, this agreement was modified to $1,000 per month for one year. See Note 12 - Subsequent Events.

On July 31, 2013, a consultant received 60,000 shares of the Company’s common stock for services, valued at $6,000 or $0.10 per share.

On July 31, 2013, an employee received 350,000 shares of the Company’s common stock as compensation. The shares were valued at $35,000 or $0.10 per share.

NOTE 11. INCOME TAXES

A reconciliation of the expected income tax benefit (provision) computed using the federal statutory income tax rate of 34% and New Hampshire statutory income tax rate of 8.5% to the Company’s effective income tax rate is as follows:

		2013		2012
Book income (loss) from operations		$(319,784)		$(850)
Stock/options issued for services		28,263		425
Depreciation and amortization		3,171		−
Impairment Expense		25,500		−
Change in valuation allowance		262,851		425
Income Tax Expense	$	−	$	−

The tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets and deferred tax liabilities are presented below:

	2013	2012
Cumulative NOL	(619,472)	(1,000)

Deferred Tax assets:
(34% Federal, 8.5% Avg. Corp. Rate)
Net operating loss carry forwards	(320,634)	(850)
Stock/options issued for services	28,688	425
Depreciation and amortization	3,171	−
Impairment Expense	25,500	−
Valuation allowance	263,276	425
Income tax provision	−	−

Deferred income taxes result from temporary differences between income tax and financial reporting computed at the effective income tax rate. The Company has established a valuation allowance against its net deferred tax assets due to the uncertainty surrounding the realization of such assets. Management periodically evaluates the recoverability of the deferred tax assets. At such time it is determined that it is more likely than not that deferred tax assets are realizable, the valuation allowance will be reduced.

The Company files U.S. federal and New Hampshire income tax returns. Our major tax jurisdictions are U.S. federal and the State of New Hampshire and are subject to tax examinations for the open years from 2012 through 2013. As of the date of this filing, the Company has not filed its tax return for the fiscal year ended 2013. While none are anticipated, fines and/or penalties may be associated with the delinquent filing.

As of December 31, 2013 and 2012, the Company had net operating loss carry-forwards for federal and state income tax purposes of approximately $618,000 and $1,000, respectively. Such carry-forwards may be used to reduce taxable income, if any, in future year subject to limitations of Section 382 of the Internal Revenue Code for federal income and New Hampshire tax purposes. The Company believes an ownership change may have occurred, as defined by Sections 382 and 383 of the Internal Revenue Code, which could result in the forfeiture of a significant portion of its net operating loss carry-forwards. The Company is not using any tax attributes in the current year, but will analyze whether a change occurred and the related impact on its gross deferred tax assets, if needed. As the Company's analysis is not complete, the impact to its gross deferred tax assets is uncertain.

NOTE 12. SUBSEQUENT EVENTS

In January, 2014, the Company issued an aggregate of 750,000 shares of common stock to Network 1 Financial Securities LLC (“Network 1”) and its designees as compensation for services to be rendered in connection with a placement agent agreement entered into with Network One. These shares were valued at $0.10 per share.

During the six months ended June 30, 2014, the Company's CEO paid $98,268 in expenses of the Company through the use of his personal funds and personal credit cards. See Below. Through December 23, 2014, the Company’s CEO has paid $138,989 in expenses of the Company.

On July 12, 2014, the Company sold 3,000,000 shares of its common stock to a single accredited investor for gross proceeds of $6,000 (a per share price of $.002).

Through July 14, 2014, a consultant received 32,500 per month for seven months, for a total of 227,500 shares, for services per an agreement dated July 22, 2013. These shares were valued at $22,750, or $0.10 per share. This agreement was terminated on July 14, 2014.

On July 14, 2014, the Company and its CEO, Michael R. Rosa, entered into an agreement with Mark Shefts, as follows:

(1)

Mr. Shefts: (i) agreed to provide management advisory services to the Company for a period of one year, for $1000 per month, (ii) made a $125,000 equity investment into the Company, in exchange for 10 million shares of the Registrant’s common stock, (iii) agreed to extend the maturity date of his convertible promissory note in the principal amount of $100,000 until July 15, 2015 and make the note non-interest bearing, and (iv) will have the option of becoming CEO and a member of the board of the Company;

(2)

The Company agreed issue to Mr. Shefts or his designee 10 million shares of its common stock, in consideration for the $125,000 investment;

(3)

Mr. Shefts and the Company’s CEO agreed to endeavor for a specified of time to appoint a mutually agreeable person to act as a director of the Company. In the event that Mr. Shefts and the Company’s CEO are unable to agree on a third director, Mr. Shefts would have the right to appoint the third director;

(4)

Michael R Rosa, CEO of the Company, agreed to surrender approximately 6,692,500 shares of the Registrant’s common stock to the treasury, to be restored to the status of authorized but unissued shares; and

(5)

Mr. Rosa agreed to accept a promissory note in the amount of $98,268 for amounts he has advanced on behalf of the Company through June 30, 2014. This note is non-interest bearing and matures July 15, 2015.

The Agreement also provides that if the Board of Directors should at any time determine to discontinue the business operations of the Company, then, subject to compliance with applicable laws, the Company will transfer to Michael R. Rosa its discontinued operating businesses, in exchange for his surrendering to the Company all shares of common stock of the Company owned or controlled by him.

In connection with the foregoing transaction, the Company, on July 14, 2014, sold to Rushcap Group, Inc. (Mark Shefts’ designee) (an accredited investor) 10,000,000 shares of its common stock, for aggregate consideration of $125,000 (a per-share price of $.0125).

Except as disclosed herein, we are not a party to any pending legal proceeding. To the knowledge of our management, except as disclosed herein, no federal, state or local governmental agency is presently contemplating any proceeding against us.

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

On November 3, 2014, the Company filed a letter with DLA opposing the proposed notice of debarment based on EST’s alleged affiliation with the other company. DLA has not yet acted upon the matter.

If we are unable to have the Notice rescinded/terminated, we will not be able to bid on future US government contracts, in which case there could be an adverse effect on our revenues and profitability, unless we are able to replace the resulting revenue loss. We intend to vigorously pursue rescission/termination of the Notice.

In August, 2014, the Company entered into an agreement with an accountant pursuant to which he is compensated for his services at a rate of $75 per hour for the first 20 hours per week, then 1,000 shares per hour for every hour, or partial hour, thereafter. These shares are valued at $0.0125 per share. Through December 23, 2014, the Company has issued 54,000 shares and is obligated to issue an additional 132,000 shares under this agreement.

In September 26, 2014, the Company entered into an agreement with Rushcap Group, Inc. (controlled by Mark Shefts (a significant shareholder)) to provide a revolving line of credit to purchase inventory to the Company. The maximum borrowing amount under this agreement is $300,000. Interest is charged at a rate of 3.5% per advance for the first 30 day period or portion thereof, then 1.5% per 30 day period or portion thereof until paid with a maximum borrowing term of 120 days per advance. Payments are due within 30 days of the Company receiving payment from the customer for invoices which are funded under this agreement. Through December 23, 2014, $200,000 had been advanced to the company under this agreement (currently outstanding),

In October, 2014, the convertible note in the principal amount of $50,000 was amended to extend its maturity date to September 10, 2015, reduce the conversion rate of the note from $0.125 to $0.05 per share and allow the note holder to elect to receive stock in lieu of cash for his interest. The Company issued the note holder 100,000 shares of common stock in consideration of this agreement.

As of December 31, 2013, the company was delinquent with respect to the payment of Payroll Taxes for the period July 1, 2013 through December 31, 2013 in the amount of $46,450. As of December 30, 2014, the Company owed an aggregate of $64,554, including $18,104 in penalties and interest related to the 2013 delinquency. In addition, as of December 30, 2014, the Company is delinquent with respect to the payment of Payroll Taxes for the period January 1, 2014 through June 30, 2014 in the amount of $89,046, including $16,417 in penalties and interest. Accordingly, at December 30, 2014, the Company owes an aggregate of $153,603, including $34,521 in penalties and interest. The Company believes that it will be able to secure a waiver of penalties in the aggregate approximate amount of $31,000, leaving the Company with a payroll tax liability (including interest) of approximately $122,000. The company expects to pay this amount out in installments over a three year period (approximately $3,500 per month). Since June 30, 2014, the Company has been current in the payment of its payroll taxes. The Company has accrued the penalties and interest assessed by the IRS in the years for which the payroll taxes were due.

ITEM 5. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 5A(T). CONTROLS AND PROCEDURES

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

Under the supervision and with the participation of our management, including our president and controller, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, our president and treasurer concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were not effective. We have since June 30, 2014 hired a financial controller (part time) to oversee our books and records, as well as our internal accounting function.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our President and controller evaluated the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (1992). Based on this evaluation, our President concluded that, as of December 31, 2013, our internal control over financial reporting was not effective, based on having insufficient resources to establish an effective control environment during 2013.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Security and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting

During the year covered by this report, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 1. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth certain information regarding our directors and executive officers as of December 31, 2013:

Name	Age	Position
Michael R. Rosa	54	Chief Executive Officer and Chairman

Michael G. Faris(1)	61	Chief Operating Officer, Chief Financial Officer, Secretary and Director

Ibrahim Ash(2)	58	Vice President, Business Development

(1)

Michael G. Faris ceased to be an officer and director of the Company effective July 14, 2014.

(2)

Ibrahim Ash ceased to be an officer of the Company effective August 6, 2014.

Michael R. Rosa, Chief Executive Officer and Chairman of the Board of Directors

Mr. Rosa has been our CEO and Chairman of our Board of Directors since December 10, 2012. Mr. Rosa does not currently have an employment contract with us, and serves at the pleasure of our Board of Directors. Mr. Rosa will serve as a member of our Board of Directors until the next annual meeting of our shareholders, or until his successor is duly elected and qualified (or until his earlier resignation or removal). As our CEO, Mr. Rosa is responsible for the oversight and direction of all of our operations, subject to the supervision of our Board of Directors. Mr. Rosa has since 2008 served as Chief Executive Officer, President and Director of ENCO Industries, Inc. Mr. Rosa is an entrepreneur and co-founder of ENCO Industries. From ENCO Industries’ original inception as Environmental Container in May 1994, Mr. Rosa has successfully guided the company through its transition as a start-up, including design, engineering and development of its proprietary waste packaging products. From 1994 to 2000, Mr. Rosa served as Vice President of Sales for ENCO. Originally formed as Environmental Container, then renamed ENCO Container Service (ECS). Today, ECS is an industrial container and packaging distributor. From 2000 to 2008, Mr. Rosa was Vice President of Environmental Packaging Technologies (EPT), an affiliate of ENCO, where UN & DOT Certified waste disposal containment products were developed for hazardous waste disposal. The advancement of this proprietary waste packaging technology at ENCO and EPT fostered the development and application of other synergistic environmental clean-up products. In 2008, ENCO Industries was formed as the parent company. Mr. Rosa’s past business expertise has been in the environmental and pollution control recovery industries where he participated in several business acquisitions.

Mr. Rosa attended the University of Lowell, where he studied Mechanical Engineering and also attended Northern Essex College with a concentration in Business Administration.

Michael G. Faris, Chief Operating Officer, Chief Financial Officer and Director

Mr. Faris was our Chief Operating Officer, Chief Financial Officer and a member of our Board of Directors from May 1, 2013 until July 14, 2014. Mr. Faris did not have an employment contract with us, and served at the pleasure of our Board of Directors. In his capacities as Chief Operating Officer and Chief Financial Officer, Mr. Faris was responsible for overseeing our day-to-day business and financial operations, subject to the supervision of our CEO. Mr. Faris joined Enco Industries, Inc. (Enco), a global provider of environmental control solutions, in June 2011 as Vice President of its Government Defense and Supply Group division. In October, 2011, Mr. Faris was promoted to Corporate Vice President of Enco. Enco is a privately held environmental products and solutions company located in Plaistow, New Hampshire. Prior to joining Enco, Mr. Faris was a public school teacher from March, 2010 until June, 2011. From May, 2008 until February, 2010, Mr. Faris served as the controller of Boston-based Signature Flight Support, a subsidiary of BBA Aviation, a British company. Mr. Faris’ experience prior to 2008 includes government contracting, public utilities, electro-optics detectors and threat warning devices, contract manufacturing, and import and distribution. Mr. Faris worked in the internal audit functions at Raytheon Systems and GTE Service Corp. He also was a product controller at Honeywell/Loral.

Ibrahim Ash, Vice President, Business Development

Ibrahim Ash was our Vice President, Business Development, from May 3, 2013, until august 6, 2014. Mr. Ash did not have an employment contract with us, and served at the pleasure of our Board of Directors. In his capacity as Vice President, Business Development, Mr. Ash was responsible for overseeing our business development efforts, subject to the supervision of the CEO and COO.

From February 2012 to April 2013, Mr. Ash was employed as the Director of Business Development in the US and Middle East for Enco, a global provider of environmental control solutions. At Enco, Mr. Ash was responsible for new business and new product development. From February, 2011 until January 2012, Mr. Ash was training in the area of business analytics. From December 2009 until January 2011, Mr. Ash was the Business Development Manager for Converge, Peabody Massachusetts, a wholly-owned subsidiary of Arrow Electronics, a global supply chain partner for technology driven companies. At Converge, Mr. Ash was responsible for developing new business in the supply chain area. From July 2009 until November 2009, Mr. Ash was training in the area of cloud computing. From June 2008 to June 2009, Mr. Ash was the Business Development Manager for Ballard Power Systems, Lowell, Massachusetts, a global designer and manufacturer of clean energy hydrogen fuel cells. At Ballard Power Systems, Mr. Ash was responsible for the development of new business with respect to alternative energy fuel cell products. From February 2008 until May 2008, Mr. Ash was training in the area of nanotechnology. From January 2000 until January 2008, Mr. Ash was a global sales account executive for Sanmina-SCI, of Woburn Massachusetts, a global electronics manufacturing services provider.

Significant Employees

We have no employees who are not executive officers, but who are expected to make a significant contribution to our business.

Family Relationships

There are no family relationships between our officers and directors.

Involvement in Certain Legal Proceedings

During the past 10 years, to our knowledge, except as described below, none of our present or former directors, executive officers or persons nominated to become directors or executive officers has been the subject of any of the following:

(1)

A petition under the federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two (2) years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two (2) years before the time of such filing;

(2)

Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3)

Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him or her from, or otherwise limiting, the following activities:

(i)

Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

(ii)

Engaging in any type of business practice; or

(iii)

Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

(4)

Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than sixty (60) days the right of such person to engage in any activity described in paragraph (3)(i) above, or to be associated with persons engaged in any such activity;

(5)

Such person was found by a court of competent jurisdiction in a civil action or by the SEC to have violated any federal or state securities law, and the judgment in such civil action or finding by the SEC has not been subsequently reversed, suspended, or vacated;

(6)

Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

(7)

Such person was the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

(i)

Any federal or state securities or commodities law or regulation; or

(ii)

Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

(iii)

Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

(8)

Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Except as disclosed herein, we are not a party to any pending legal proceeding. To the knowledge of our management, except as disclosed herein, no federal, state or local governmental agency is presently contemplating any proceeding against us.

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

On November 3, 2014, the Company filed a letter with DLA opposing the proposed notice of debarment based on EST’s alleged affiliation with the other company. DLA has not yet acted upon the matter.

If we are unable to have the Notice rescinded/terminated, we will not be able to bid on future US government contracts, in which case there could be an adverse effect on our revenues and profitability, unless we are able to replace the resulting revenue loss. We intend to vigorously pursue rescission/termination of the Notice.

Compliance with Section 16(a) of the Exchange Act

The common stock of the Company is registered under the Exchange Act, and therefore, the officers, directors and holders of more than 10% of our outstanding shares are subject to the provisions of Section 16(a) which requires them to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely upon review of the copies of such forms furnished to us during the fiscal year ended December 31, 2013, there were no untimely filings of Section 16(a) reports.

Code of Ethics

As of yet, we have not adopted a corporate code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Corporate Governance

Nominating Committee

We have not established a Nominating Committee because, given that we presently have only one director and one executive officer, we believe that we are able to effectively manage the issues normally considered by a Nominating Committee.

If we do establish a Nominating Committee, we will disclose this change to our procedures in recommending nominees to our Board of Directors.

Audit Committee

We have not established an Audit Committee because, given that we presently have only one director and one executive officer, we believe that we are able to effectively manage the issues normally considered by an Audit Committee.

ITEM 2. EXECUTIVE COMPENSATION

All Compensation

No deferred compensation or long-term incentive plan awards were issued or granted to our management during the years ended December 31, 2013 or 2012. Furthermore, no member of our management has been granted any option or stock appreciation rights; accordingly, no tables relating to such items have been included within this Item. The following table sets forth the aggregate compensation paid by our Company for services rendered during the periods indicated:

SUMMARY COMPENSATION TABLE

Name and Principle Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total Earnings ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Michael R. Rosa, CEO	12/31/13	41,538	−	−	−	−	−	−	41,538
Michael R. Rosa, CEO	12/31/12	−	−	−	−	−	−	−	−
Michael G. Faris, CFO(1)	12/31/13	55,000	−	−	−	−	−	−	55,000
Michael G. Faris, CFO(1)	12/31/12	−	−	−	−	−	−	−	−
Ibrahim Ash, VP Bus. Dev.(2)	12/31/13	41,250	−	−	−	−	−	−	41,250
Ibrahim Ash, VP Bus. Dev.(2)	12/31/12	−	−	−	−	−	−	−	−

(1)

Mr. Faris’ employment terminated on July 14, 2014

(2)

Mr. Ash’s employment terminated on August 6, 2014

Outstanding Equity Awards at Fiscal Year-End

None, not applicable.

Compensation of Directors

There are no standard arrangements pursuant to which our directors are compensated for any services provided as director, including services for committee participation or for special assignments. Our directors received no compensation for service as directors for the year ended December 31, 2013.

ITEM 3. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth the ownership by (i) any person known to us to be the beneficial owner of more than five percent (5%) of any of our outstanding voting securities and (ii) members of our management as of November 30, 2014. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. The persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based upon 35,125,429 shares of common stock outstanding at that date.

Beneficial Owners

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership		Percent of Class

Michael R. Rosa	Common Stock	10,557,500	Direct	30.1%
14 Hawkins Pond Lane
Salem, NH 03079

Mark Shefts(1)	Common Stock	10,557,500	Direct	30.1%
160 Summit Ave
Montvale, NJ 07645

Gabrielle Hager	Common Stock	3,000,000	Direct	8.5%
16 Cedar Road
Andover, MA 01810

John G. Nossiff	Common Stock	2,571,429	Direct	7.3%
300 Brickstone Square, Suite 201
Andover, MA 01810

(1)

Owned by record by Rushcap Group, Inc., a company controlled by Mark Shefts.

SEC Rule 13d-3 generally provides that beneficial owners of securities include any person who, directly or indirectly, has or shares voting power and/or investment power with respect to such securities, and any person who has the right to acquire beneficial ownership of such security within 60 days. Any securities not outstanding which are subject to such options, warrants or conversion privileges exercisable within 60 days are treated as outstanding for the purpose of computing the percentage of outstanding securities owned by that person. Such securities are not treated as outstanding for the purpose of computing the percentage of the class owned by any other person. At the present time there are no outstanding options or warrants.

Changes in Control

The Company, on July 14, 2014, sold to a designee of Mark Shefts (Rushcap Group, Inc.) (an accredited investor) 10,000,000 shares of its common stock, for aggregate consideration of $125,000 (a per-share price of $.0125).

On July 14, 2014, Michael R Rosa, CEO of the Company, surrendered 6,692,500 shares of the Registrant’s common stock to the treasury, to be restored to the status of authorized but unissued shares.

Securities Authorized for Issuance under Equity Compensation Plans

None, not applicable.

ITEM 4. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTORS INDEPENDENCE

Transactions with Related Persons

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

The Company leases its facility, which consists of 10,000 square feet of office and warehouse space located in Plaistow, New Hampshire for $7,500 per month from an entity owned beneficially by the Company’s CEO and majority shareholder. The lease is a gross lease under which the landlord pays all taxes, maintenance and repairs, and insurance. The lease commenced on May 1, 2013 and expires on April 30, 2015. As of December 31, 2013, $7,500, is due under this agreement.

During May 2013, the Company entered into an arrangement with Enco Industries, Inc. (“Enco”), a company that is controlled by the Company’s CEO and majority shareholder, under which Enco provided administrative and support related services, including warehouse personnel, to the Company for a fixed price of $15,000 per month. The Company recorded the related expenses as support services, which amounted to $97,500 for the year ended December 31, 2013. $11,463 of the support services expense was classified as cost of goods sold for year ended December 31, 2013. This agreement was terminated on November 15, 2013.

During the three months ended June 30, 2013, the Company’s board of directors authorized the issuance of an aggregate of 11,221,429 founders’ shares, at a price of $0.0001 per share, being the par value per share. Of the 11,221,429 founders’ shares, 2,921,429 shares were authorized for issuance to individuals not considered related parties. The aggregate purchase price was $1,123. See Note 10 - Stockholders’ Equity.

On June 21, 2013, the Company issued an aggregate of 3,250,000 shares of its common stock to an officer of the Company for the purchase of intellectual property and trademarks. Given that the officer owned more than 50% of the Company’s stock at the time, the asset is required to be recorded at historical cost. As such, the asset was valued at $-0- since the Company had not incurred any cost in creation of the intellectual property or trademarks. Had the officer owned less than 50% of the Company’s stock, the asset would have been recognized at fair value, which is $0.10 per share or $325,000. See Note 10 – Stockholders’ Equity.

As of December 31, 2013, $10,000 of the $25,000 cash portion of the consideration paid for the purchase of intellectual property had been paid. The remaining $15,000 is included on the consolidated balance sheet as a due to employee because the seller of the intellectual property was hired as an employee of the Company subsequent to the effectiveness of the transaction.

During the six months ended June 30, 2014, the Company's CEO who is also a significant shareholder paid $98,268 in expenses of the Company through the use of his personal funds and personal credit cards. In connection with the transaction described below, our CEO agreed to accept a promissory note in the amount of $98,268 for amounts he has advanced on behalf of the Company. This note is non-interest bearing and matures July 15, 2015. Through December 23, 2014, the Company’s CEO has paid $138,989 in expenses of the Company.

On July 12, 2014, the Company sold 3,000,000 shares of its common stock to a single accredited investor for gross proceeds of $6,000 (a per share price of $.002).

Through July 14, 2014, a consultant received 32,500 per month for seven months, for a total of 227,500 shares, for services per an agreement dated July 22, 2013. These shares were valued at $22,750, or $0.10 per share. This agreement was terminated on July 14, 2014.

On July 14, 2014, the Company and its CEO, Michael R. Rosa, entered into an agreement with Mark Shefts, as follows:

(1)

Mr. Shefts: (i) agreed to provide management advisory services to the Company for a period of one year, for $1000 per month, (ii) made a $125,000 equity investment into the Company, in exchange for 10 million shares of the Registrant’s common stock, (iii) agreed to extend the maturity date of his convertible promissory note in the principal amount of $100,000 until July 15, 2015 and make the note non-interest bearing, and (iv) will have the option of becoming CEO and a member of the board of the Company;

(2)

The Company agreed issue to Mr. Shefts or his designee 10 million shares of its common stock, in consideration for the $125,000 investment;

(3)

Mr. Shefts and the Company’s CEO agreed to endeavor for a specified of time to appoint a mutually agreeable person to act as a director of the Company. In the event that Mr. Shefts and the Company’s CEO are unable to agree on a third director, Mr. Shefts would have the right to appoint the third director;

(4)

Michael R Rosa, CEO of the Company, agreed to surrender approximately 6,692,500 shares of the Registrant’s common stock to the treasury, to be restored to the status of authorized but unissued shares; and

(5)

Mr. Rosa agreed to accept a promissory note in the amount of $98,268 for amounts he has advanced on behalf of the Company. This note is non-interest bearing and matures July 15, 2015.

The Agreement also provides that if the Board of Directors should at any time determine to discontinue the business operations of the Company, then, subject to compliance with applicable laws, the Company will transfer to Michael R. Rosa its discontinued operating businesses, in exchange for his surrendering to the Company all shares of common stock of the Company owned or controlled by him.

In connection with the foregoing transaction, the Company, on July 14, 2014, sold to Rushcap Group, Inc. (Mark Shefts’ designee) (an accredited investor) 10,000,000 shares of its common stock, for aggregate consideration of $125,000 (a per-share price of $.0125).

On September 26, 2014, we entered into a secured inventory financing agreement with Rushcap Group, Inc. a significant shareholder (controlled by Mark Shefts). Under this agreement, Rushcap Group may provide in its discretion up to $300,000 in purchase order financing. As of December 23, 2014, we had drawn down $200,000 under this agreement, which is the current amount outstanding.

Promoters and Certain Control Persons

See the heading “Transactions with Related Persons” above.

Director Independence

Currently, we have no independent directors serving on our Board of Directors.

ITEM 5. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed to us by our principal accountants during the fiscal years ended December 31, 2013 and 2012:

Fee Category	2013	2012
Audit Fees	$66,501	$2,000
Audit related Fees	20,200	−
Tax Fees	−	−
All other Fees	−	−
Total Fees	$86,701	$2,000

Audit Fees – Consists of fees for professional services rendered by our principal accountants for the audit of our annual financial statements and review of the financial statements included in our Forms 10-Q or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

Audit-related Fees – Consists of fees for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit fees.”

Tax Fees – Consists of fees for professional services rendered by our principal accountants for tax compliance, tax advice and tax planning.

All Other Fees – Consists of fees for products and services provided by our principal accountants, other than the services reported under “Audit fees,” “Audit-related fees,” and “Tax fees” above.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

We have not established an Audit Committee; therefore, there is no Audit Committee policy in this regard. However, we do require approval in advance of the performance of professional services to be provided to us by our principal accountant. Additionally, all services rendered by our principal accountant are performed pursuant to a written engagement letter between us and the principal accountant.

PART IV

ITEM 1. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)(2)

Financial Statements. See the audited financial statements for the year ended December 31, 2013 contained in Item 8 above which are incorporated herein by this reference.

(a)(3)

ITEM 2. EXHIBITS

		Incorporated by Reference
Exhibit	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
3.1	Certificate of Incorporation, as amended		8-K		3.1	06/27/2013
3.2	By-Laws		10		3.2	07/09/2012
4.1	Specimen Stock Certificate		10		4.1	07/09/2012
10.1	Asset purchase agreement between registrant, Michael Rosa and SpillCon Solutions, Inc.		8-K		10.1	06/27/2013
10.2	Asset purchase agreement between registrant, Michael Rosa and Remote Aerial Detection Systems, Inc.		8-K		10.2	06/27/2013
10.3	Asset purchase agreement between registrant, Michael Rosa and EnviroPack Technologies, Inc.		8-K		10.3	06/27/2013
10.4	Asset purchase agreement between registrant, Mark Ceaser and SorbTech Manufacturing, Inc.		8-K		4.01	09/27/2013
10.5	Agreement between registrant and Network 1 Financial Securities, Inc. dated January 13, 2014		10-Q	06/30/2014	10.5	08/19/2014
10.6	Agreement between Mark Shefts, registrant and Michael Rosa dated July 14, 2014		10-Q	06/30/2014	10.6	08/19/2014
10.7	Promissory Note with Rushcap Group dated September 26, 2014		10-Q	09/30/2014	10.7	11/19/2014
10.8	Inventory Financing Agreement with Rushcap Group dated September 26, 2014		10-Q	09/30/2014	10.7	11/19/2014
31.1**	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	X
31.2**	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	X
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

**Furnished, not filed

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Environmental Science and Technologies, Inc.

By: /s/ George R. Adyns

Name: George R. Adyns

Title: Chief Financial Officer (Principal Financial Officer)

Dated: January 07, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.

Environmental Science and Technologies, Inc.

By: /s/ George R. Adyns

Name: George R. Adyns

Title: Chief Financial Officer (Principal Financial Officer)

Dated: January 07, 2015