Form 10-Q
period 2014-03-31
ENVIRONMENTAL SCIENCE & TECHNOLOGIES, INC.
filed 2015-01-23
CIK 1552743

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X .

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes      . No  X .

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

The number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of January 22, 2015
Common Capital Voting Stock, $0.0001 par value per share	37,115,000 shares

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

ENVIRONMENTAL SCIENCE AND TECHNOLOGIES, INC.

Consolidated Balance Sheets

	As of March 31,		As of December 31,
	2014		2013
	(Unaudited)
ASSETS

Current Assets
Cash	$5,579		$9,680
Accounts receivable	141,037		30,876
Accounts receivable - related party	81,856		134,688
Inventory	141,977		37,587
Prepaid Expenses	600		600
Total Current Assets	371,049		213,431

Non-Current Assets
Equipment, net	73,724		70,796
TOTAL ASSETS	$444,773		$284,227

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Bank Overdraft	$10,438	$	−
Accounts payable and accrued expenses	719,731		484,146
Convertible notes and interest payable	151,274		151,274
Note payable	8,700		−
Due to Officer	79,647		−
Due to related party	26,000		15,000
Total Current Liabilities	995,790		650,420

Stockholders' Deficit
Preferred stock, $0.0001 par value, 5,000,000 shares authorized; none issued and outstanding	−		−
Common stock, $0.0001 par value, 250,000,000 shares authorized; 28,501,429 and 27,171,429 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	2,850		2,717
Common stock to be issued, 32,500 and 515,000 shares issuable at March 31, 2014 and December 31, 2013, respectively	3		51
Additional paid-in capital	488,240		403,575
Accumulated deficit	(1,042,110)		(772,536)
Total Stockholders' Deficit	(551,017)		(366,193)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$444,773		$284,227

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ENVIRONMENTAL SCIENCE AND TECHNOLOGIES, INC.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	March 31,
	2014		2013

Sales
Packaging solutions	$32,074	$	−
Absorbent products	123,385		−
Related Party Revenue	161,356		−
Total sales	316,815		−

Cost of goods sold
Packaging solutions	146,546		−
Absorbent products	75,659		−
Shipping - net	5,347		−
Total cost of goods sold	227,552		−

Gross profit	89,263		−

Operating Expenses
General and Administrative	339,192		1,924

Loss from operations	(249,929)		(1,924)

Other expense
Penalties and Interest	(15,946)		−
Interest Expense	(3,699)		−
Total other expense	(19,645)		−

Net loss	$(269,574)		$(1,924)

Basic and diluted loss per share	$(0.01)		$(0.00)

Weighted average number of shares outstanding - basic and diluted	28,087,651		10,000,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ENVIRONMENTAL SCIENCE AND TECHNOLOGIES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	March 31,
	2014		2013

Cash Flows from Operating Activities
Net loss	$(269,574)		$(1,924)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	6,565		−
Stock-based compensation	84,750		−
Expenses paid by officer	79,647		−
Changes in operating assets and liabilities:
Accounts receivable	(57,329)		−
Inventory	(104,390)		−
Accounts payable and accrued expenses	250,395		−
Net cash used in operating activities	(9,936)		(1,924)

Cash Flows from Investing Activities
Purchase of equipment	(793)		−
Net cash used in investing activities	(793)		−

Cash Flows from Financing Activities
Proceeds from Bank Overdraft	6,628		−
Payments from (to) related party	−		−
Proceeds from related party	−		1,924
Issuance of common stock for cash	−		-
Net cash provided by financing activities	6,628		1,924

Increase in Cash and Cash Equivalents	(4,101)		−

Cash and Cash Equivalents--Beginning of Period	9,680		−
Cash and Cash Equivalents--End of Period	$5,579	$	−

Supplemental Disclosures
Cash paid for Interest	$3,699	$	−

Non-Cash Investing and Financing Activities
Common stock issued for consultants	$84,750	$	−
Note for purchase of equipment	$8,700	$	−
Subscription payable	$48	$	−

The accompanying notes are an integral part of these unaudited consolidated financial statements

ENVIRONMENTAL SCIENCE AND TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Environmental Science and Technologies, Inc. and subsidiaries (the “Company”), formerly known as APEX 5, Inc., was incorporated under the laws of the State of Delaware on June 18, 2012. On June 21, 2013, the Company completed an acquisition of intangible assets comprised of intellectual property and trademarks from its Chief Executive Officer. In conjunction with the acquisition of the intangible assets, the Company commenced operations. As of June 30, 2013 the Company had more than nominal operations and no longer considered itself to be a “shell company” within the meaning of applicable securities laws. In particular, as of such date, the Company had raised capital, hired employees, leased space, engaged consultants and advisors, conducted extensive sales and marketing related activities (both domestically and internationally), negotiated vendor and supplier relationships and engaged seller’s representatives. Moreover, the Company has, since June 30, 2013, realized material revenues from its EnviroPack and SpillCon businesses, which arose from its sales and marketing activities conducted prior to June 30, 2013. The revenues realized by the Company in July and August, 2013, evidence the magnitude and scope of the sales, marketing and other operational activities conducted by the Company prior to June 30, 2013. In addition to the foregoing, during the three months ended March 31, 2014, the Company realized approximately $317,000 in revenues. Based upon the foregoing, the Company no longer considers itself a “Development Stage Company.”

As of January 2, 2015, the Company’s business is operated through its wholly-owned subsidiary, EnviroPack Technologies, Inc. Effective on or about January 15, 2015, the Company changed its name to The Enviromart Companies, and the Company’s wholly-owned subsidiary, EnviroPack Technologies, Inc., changed its name to Enviromart Industries, Inc. The Company’s wholly owned subsidiary, Remote Aerial Detection Systems, Inc., was intended to be an, intelligence, surveillance, and reconnaissance (ISR) reseller of dedicated mission specific non-aerial ISR and aerial ISR aircraft, platforms for the oil and gas industry, as well as government agencies. RADS has not realized any revenue and is currently inactive.

The Company is a provider of United Nations/Department of Transportation (“UN/DOT”) certified environmental waste packaging solutions, environmental spill response and control products (primarily absorbent products), and sell consumer and commercial spill control products for the hazardous and bio-hazardous waste clean-up markets.

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

Since June 30, 2013, the Company has realized approximately $838,000 in revenues, and therefore no longer considers itself a “Development Stage Company.”

NOTE 3. GOING CONCERN

During the three months ended March 31, 2014, although the Company has generated revenue, thus far it has been unable to generate cash flows sufficient to support its operations and has been dependent on debt and equity financing. In addition to negative cash flow from operations, the Company has experienced recurring net losses, and has an accumulated deficit of $1,142,110 as of March 31, 2014. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Accounts Receivable

In the normal course of business, the Company extends credit to customers that satisfy defined credit criteria. Accounts receivable is recorded at carrying value, which approximates fair value, and is presented in the Company's unaudited consolidated balance sheets net of any allowance for doubtful accounts. As of March 31, 2014, an allowance for doubtful accounts had not been deemed necessary, and therefore, not recorded.

Inventory

The Company’s inventory is stated at the lower of cost or estimated realizable value, with cost primarily determined on a weighted-average cost basis on the first-in, first-out (“FIFO”) method. The Company continuously evaluates the composition of its inventory, assessing slow-turning product. Estimated realizable value of inventory is determined based on an analysis of historical sales trends of our individual products, the impact of market trends and economic conditions, and a forecast of future demand, giving consideration to the value of current orders in-house relating to the future sales of inventory. Estimates may differ from actual results due to quantity, quality, and mix of products in inventory, customer demand, and market conditions. The Company’s historical estimates of these costs and any provisions have not differed materially from actual results. Any reserves for inventory shrinkage, representing the risk of physical loss of inventory, are adjusted based upon physical inventory counts. As of March 31, 2014, an inventory reserve of $7,193 has been recorded.

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

For the three months ended March 31, 2014, one customer represented 51% of our total revenue and one customer represented 32% of our total revenue. Thus, two of our customers represented an aggregate of 83% of our total revenue. The loss of either of these customers would have a material adverse effect on our business.

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

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized. As of March 31, 2014, all deferred tax assets continue to be fully reserved.

Basic Earnings (Loss) Per Share

Basic EPS is based on the weighted average number of common shares outstanding. Diluted EPS is based on the weighted average number of common shares outstanding and dilutive common stock equivalents. Basic EPS is computed by dividing net income/loss available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Weighted average number of shares used to calculate basic and diluted loss per share is considered the same as the effect of dilutive shares is anti-dilutive for all periods presented. As of March 31, 2014, there were 1,200,000 common stock equivalents related to outstanding convertible notes that were not included in the dilutive earnings per share calculation as their effect is anti-dilutive.

Revenue Recognition

Revenue is recognized across all segments of the business when there is persuasive evidence of an arrangement, delivery has occurred, price has been fixed or is determinable, and collectability is reasonably assured. Revenue is recognized at the time title passes and risk of loss is transferred to customers.

Sales Reserves and Uncollectible Accounts

A significant area of judgment affecting reported revenue and net income is estimating sales reserves, which represent that portion of gross revenues not expected to be realized. In particular, revenue is reduced by estimates of returns, discounts, markdowns, and operational chargebacks. In determining estimates of returns, discounts, markdowns and operational chargebacks, management analyzes current economic and market conditions. We review and refine these estimates on a quarterly basis. As of March 31, 2014, a sales reserve had not been deemed necessary, and therefore, not recorded.

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

NOTE 5. INVENTORY

Inventory consisted of finished goods and raw materials amounting to $47,147 and $102,023, respectively, as of March 31, 2014 and $26,579 and $18,201, respectively, as of December 31, 2013. The Company had an inventory reserve of $7,193 as of March 31, 2014 and December 31, 2013.

NOTE 6. EQUIPMENT

Equipment, net consisted of the following as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
Machinery and equipment	$87,749	$78,256
Less: accumulated depreciation	(14,025)	(7,460)
Equipment, net	$73,724	$70,796

The Company recorded depreciation expense of $6,565 for the three months ended March 31, 2014.

NOTE 7. CONVERTIBLE NOTES

During August, 2013, the Company issued convertible promissory notes to accredited investors in the principal amounts of $100,000 and $50,000. These notes bear interest at a rate of 10% per annum and have a one year term. The $100,000 note is convertible into shares of common stock at the rate of $0.125 per share. The convertible note in the principal amount of $100,000 was amended in July 2014 to extend its maturity date to July 15, 2015 and to make it non-interest bearing. The convertible note in the principal amount of $50,000 was amended in September 2014 (effective July 31, 2014) to extend its maturity date to September 10, 2015, reduce the conversion rate of the note from $0.125 to $0.05 per share, allow the note holder to elect to receive stock in lieu of cash for his interest and issue the note holder 100,000 shares of common stock in consideration of this agreement upon execution. On January 21, 2015, the Company and the holders of these notes agreed to reduce the conversion price of the notes to $.025 per share, in consideration for which the holders agreed to extend the maturity date of the notes for an additional one year period (until July 15, 2016 in the case of the $100,000 notes and September 16, 2016 in the case of the $50,000 note). In addition, on January 21, 2015, the Company and its CEO, who is a significant shareholder, issued a convertible note payable to the CEO in the principal amount of $100,000, with a conversion feature whereby such note is also convertible into common stock at the rate of $.025 per share. See Note 11 Related Party Transactions for disclosure concerning amounts owed to our CEO. See also Note 13 – Subsequent Events.

At the time of issuance the Company assessed the conversion feature to determine if it contained a beneficial conversion feature (BCF) as per ASC 470. The Company determined it did not have a BCF since the conversion price was greater than the market price of the common stock on the date of issuance.

As of March 31, 2014 the Company owed principal of $150,000 and accrued interest of $1,274 related to the convertible promissory notes (not including amounts owed to the CEO, which amounts were unsecured advances as of such date).

NOTE 8. NOTES PAYABLE

During March, 2014, the Company issued a promissory note in the principal amount of $8,700 for the purchase of equipment. This note bears no interest and matures on March 5, 2015. As of March 31, 2014, the Company owed principal of $8,700 related to this note.

NOTE 9. LEASES

The Company leases its primary facility in Plaistow, New Hampshire for $7,500 per month from an entity owned beneficially by the Company’s CEO and significant shareholder. The lease commenced on May 1, 2013 and expires on April 30, 2015. See Note 11 – Related Party Transactions.

The Company’s future minimum lease payments are as follows:

2014-remainder	67,500
2015	30,000
Total	$97,500

NOTE 10. INTANGIBLE ASSETS

On June 21, 2013, the Company issued an aggregate of 3,250,000 shares of its common stock to an officer of the Company for the purchase of intellectual property and trademarks. Given that the officer owned more than 50% of the Company’s stock at the time the transaction consummated, it was deemed to be between entities under common control. Accordingly, the asset is required to be recorded at historical cost. As such, the asset was valued at $-0- since the officer had not incurred any cost in creation of the intellectual property or trademarks. Had the officer owned less than 50% of the Company’s stock, the asset would have been recognized at fair value, which is $0.10 per share or $325,000. See Notes 11 and 12.

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

The Company leases its facility, which consists of 10,000 square feet of office and warehouse space located in Plaistow, New Hampshire for $7,500 per month from an entity owned beneficially by the Company’s CEO, who is a significant shareholder. The lease is a gross lease under which the landlord pays all taxes, maintenance and repairs, and insurance. The lease commenced on May 1, 2013 and expires on April 30, 2015. As of March 31, 2014, $11,000 is owed to the landlord under this agreement.

During May 2013, the Company entered into an arrangement with Enco Industries, Inc. (“Enco”), a company that is controlled by the Company’s CEO and significant shareholder, under which Enco provided administrative and support related services, including warehouse personnel, to the Company for a fixed price of $15,000 per month. This agreement was terminated in December, 2013. During the three months ended March 31, 2014, no costs were incurred under this agreement. In the normal course of business, the Company also sells materials to this related party. During the three months ended March 31, 2014, the Company sold $161,356 worth of materials in arms-length transactions to this related party. As of March 31, 2014, the Company was due $81,856 related to these sales.

During the three months ended June 30, 2013, the Company’s board of directors authorized the issuance of an aggregate of 11,221,429 founders’ shares, at a price of $0.0001 per share, being the par value per share. Of the 11,221,429 founders’ shares, 2,921,429 shares were authorized for issuance to individuals who are not considered related parties. The aggregate purchase price was $1,123. See Note 12 - Stockholders’ Equity.

On June 21, 2013, the Company issued an aggregate of 3,250,000 shares of its common stock to its CEO for the purchase of intellectual property and trademarks. Given that the officer owned more than 50% of the Company’s stock at the time, the asset is required to be recorded at historical cost. As such, the asset was valued at $-0- since the officer had not incurred any cost in creation of the intellectual property or trademarks. Had the officer owned less than 50% of the Company’s stock, the asset would have been recognized at fair value, which is $0.10 per share or $325,000. See 12 – Stockholders’ Equity.

As of March 31, 2014, $10,000 of the $25,000 cash portion of the consideration paid for the purchase of intellectual property had been paid. The remaining $15,000 is included on the consolidated balance sheet as a due to related party because the seller of the intellectual property was hired as an employee of the Company subsequent to the effectiveness of the transaction.

During the three months ended March 31, 2014, the Company's CEO paid $79,647 in expenses of the Company through the use of his personal funds and personal credit cards. This balance is reflected in the account captioned “Due to Officer.”

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

Common Stock Issued for the Purchase of Assets

On July 29, 2013, the Company issued an aggregate of 3,250,000 shares of its common stock to an officer of the Company for the purchase of intellectual property and trademarks. Given that the officer owned more than 50% of the Company’s stock at the time, the asset is required to be recorded at historical cost. As such, the asset was valued at $-0- since the officer had not incurred any cost in creation of the intellectual property or trademarks. Had the officer owned less than 50% of the Company’s stock, the asset would have been recognized at fair value, which is $0.10 per share or $325,000.

On September 30, 2013, the Company agreed to issue an aggregate of 350,000 shares of its common stock and agreed to pay $25,000 in cash to a third party for the purchase of intellectual property, patents and unregistered trademarks at a price of $0.10 per share. The aggregate purchase price was $60,000.

Stock-Based Compensation

On July 22, 2013, the Company issued 100,000 shares of its common shares to a consultant as a retainer for services to be provided. The shares were valued at $10,000 or $0.10 per share. The consultant received an additional 25,000 shares for services on August 1, 2013 and 32,500 shares on September 1, October 1, November 1 and December 1, 2013. These shares were valued at $15,500 or $0.10 per share. As of December 31, 2013, 65,000 shares had not yet been issued. During the three months ended March 31, 2014, the consultant received 97,500 shares for his services. These shares were valued at $9,750 or $0.10 per share. The consultant was scheduled to receive an additional 32,500 shares per month for services, for so long as he remains a consultant to the Company. As of March 31, 2014, 32,500 shares had not yet been issued. See Note 13 Subsequent Events.

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

NOTE 13. SUBSEQUENT EVENTS

On July 12, 2014, the Company sold 3,000,000 shares of its common stock to a single accredited investor, at a price of $0.002 per share, in connection with a private placement of the Company’s common stock for gross proceeds totaling $6,000.

From March 31, 2014 through December 31, 2014, the Company's CEO paid $59,342 in expenses of the Company through the use of his personal funds and personal credit cards. This balance is reflected in the account captioned “Due to Officer.”

On July 14, 2014, the Company and its CEO, Michael R. Rosa, entered into an agreement with Mark Shefts under which:

(1)

Mr. Shefts: (i) agreed to provide management advisory services to the Company for a period of one year, for $1,000 per month, (ii) made a $125,000 equity investment into the Company, in exchange for 10 million shares of the Company’s common stock, (iii) agreed to extend the maturity date of his convertible promissory note in the principal amount of $100,000 until July 15, 2015 and made the note non-interest bearing, and (iv) has the option of becoming CEO and a member of the board of the Company;

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

(4)

Michael R Rosa, CEO of the Company, surrendered approximately 6,692,500 shares of the Registrant’s common stock to the treasury, which have been restored to the status of authorized but unissued shares; and

(5)

Mr. Rosa has accepted a promissory note in the amount of $98,268 for amounts he has advanced on behalf of the Company. This note is non-interest bearing and matures July 15, 2015.

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

In August, 2014, the Company entered into an agreement with a consultant to provide accounting services. Under this agreement, the consultant is compensated for his services at a rate of $75 per hour for the first 20 hours per week, then 1,000 shares per hour for every hour, or partial hour, thereafter. These shares are valued at $0.0125 per share. Through December 31, 2014, the Company had issued 54,000 and owed an additional 141,000 shares under this agreement. This agreement was terminated as of December 31, 2014. Effective as of January 2, 2015, the consultant became the Company’s CFO.

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

On November 3, 2014, the Company filed a letter with DLA opposing the proposed notice of debarment which notice was based on the Company’s affiliation with the other company. DLA has not yet acted upon the matter.

Currently, there are no government contracts on which we are interested in bidding. During each of the quarterly periods ended December 31, 2013 and March 31, 2014, we realized approximately $100,000 in revenues from government contracts. These contracts have been substantially fulfilled.

If we are unable to have the Notice rescinded/terminated, we will not be able to bid on future US government contracts, in which case there could be an adverse effect on our revenues and profitability, unless we are able to replace the resulting revenue loss. We intend to vigorously pursue rescission/termination of the Notice.

The convertible note in the principal amount of $100,000 held by Shefts Family LP, a significant shareholder, was amended in July 2014 to extend its maturity date to July 15, 2015 and to make it non-interest bearing. The convertible note in the principal amount of $50,000 was amended in September 2014 (effective July 31, 2014) to extend its maturity date to September 10, 2015, reduce the conversion rate of the note from $0.125 to $0.05 per share, allow the note holder to elect to receive stock in lieu of cash for his interest and issue the note holder 100,000 shares of common stock in consideration of this agreement upon execution. On January 21, 2015, the Company and the holders of these notes agreed to reduce the conversion price of the notes to $.025 per share, in consideration for which the holders agreed to extend the maturity date of the notes for an additional one year period (until July 15, 2016 in the case of the $100,000 notes and September 16, 2016 in the case of the $50,000 note). In addition, on January 21, 2015, the Company and its CEO, who is a significant shareholder, issued a convertible note payable to the CEO in the principal amount of $100,000, with a conversion feature whereby such note is also convertible into common stock at the rate of $.025 per share.

On September 26, 2014, the Company entered into an agreement with Rushcap Group, Inc., a significant shareholder, to provide to the Company a revolving line of credit to purchase inventory. The maximum borrowing amount under this agreement is $300,000. Interest is charged at a rate of 3.5% per advance for the first 30 day period or portion thereof, then 1.5% per 30 day period or portion thereof until paid with a maximum borrowing term of 120 days per advance. Payments are due within 30 days of the Company receiving payment from the customer for invoices which are funded under this agreement. As of January 15, 2015, $250,000 in advances have been received under this agreement.

The Company issued the 32,500 shares of its common stock that were recorded as common shares to be issued as of March 31, 2014.

As of March 31, 2014, the company was delinquent with respect to the payment of Payroll Taxes for the period July 1, 2013 through March 31, 2014 in the amount of $87,485. As of January 12, 2015, the Company owed an aggregate of $121,536, including $34,049 in penalties and interest related to these delinquencies. In addition, as of January 12, 2015, the Company is delinquent with respect to the payment of Payroll Taxes for the period April 1, 2014 through June 30, 2014 in the amount of $32,067, including $472 in penalties and interest. Accordingly, at January 12, 2015, the Company owes an aggregate of $153,603, including $34,521 in penalties and interest. The Company believes that it will be able to secure a waiver of penalties in the aggregate approximate amount of $31,000, leaving the Company with a payroll tax liability (including interest) of approximately $122,000. The company expects to pay this amount out in installments over a three year period (approximately $3,500 per month). Since June 30, 2014, the Company has been current in the payment of its payroll taxes.

On January 12, 2015, the Company approved an amendment to its certificate of incorporation to change its name to “The Enviromart Companies.” The Company’s wholly owned subsidiary, EnviroPack Technologies, Inc., also approved, on January 12, 2015, an amendment to its certificate of incorporation to change its name to “Enviromart Industries, Inc.” Effective as of January 2, 2015, all of the Company’s business will be conducted through Enviromart Industries, Inc., its wholly owned subsidiary (f/k/a EnviroPack Technologies, Inc.). The Company expects these amendments to be effective on or about January 15, 2015.

On January 22, 2015, we sold an aggregate of 1,848,871 shares of our common stock to two accredited investors at a price per share of $.002, for aggregate consideration of $3,697

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview

On June 21, 2013, the Company completed the acquisition of certain assets from Michael R. Rosa, its chief executive officer, and commenced business operations. Since completing the acquisition, the Company has raised capital, hired employees, leased space, engaged consultants and advisors, conducted extensive sales and marketing related activities both domestically and internationally, negotiated vendor relationships and engaged seller’s representatives. As of June 30, 2013 the Company had more than nominal operations and no longer considered itself to be a “shell company” within the meaning of applicable securities laws. The Company has, since June 30, 2013, realized revenues from its EnviroPack and SpillCon businesses. The Company’s business had, through December 31, 2014, been operated through four wholly-owned subsidiaries, each of which is a Delaware corporation: Remote Aerial Detection Systems, Inc. (“RADS”), EnviroPack Technologies, Inc., SpillCon Solutions, Inc. and SorbTech Manufacturing, Inc. RADS has not realized and revenue and is currently inactive.

As of January 2, 2015, the Company’s business is operated through its wholly-owned subsidiary, EnviroPack Technologies, Inc. Effective on or about January 15, 2015, the Company changed its name to The Enviromart Companies, and the Company’s wholly-owned subsidiary, EnviroPack Technologies, Inc., changed its name to Enviromart Industries, Inc. The Company’s wholly owned subsidiary, Remote Aerial Detection Systems, Inc., was intended to be an, intelligence, surveillance, and reconnaissance (ISR) reseller of dedicated mission specific non-aerial ISR and aerial ISR aircraft, platforms for the oil and gas industry, as well as government agencies. RADS has not realized any revenue and is currently inactive.

The Company is a provider of United Nations/Department of Transportation (“UN/DOT”) certified environmental waste packaging solutions, environmental spill response and control products (primarily absorbent products), and sell consumer and commercial spill control products for the hazardous and bio-hazardous waste clean-up markets.

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

Recent Developments

During the year ended December 31, 2014, the Company's CEO paid $138,989 in expenses of the Company through the use of his personal funds and personal credit cards. See Below.

On July 12, 2014, the Company sold 3,000,000 shares of its common stock to a single accredited investor for gross proceeds of $6,000 (a per share price of $.002).

From March 31, 2014 through July 14, 2014, a consultant who is affiliated with a significant shareholder received 32,500 per month for seven months, for a total of 130,000 shares, for services per an agreement dated July 22, 2013. These shares were valued at $13,000, or $0.10 per share. This agreement was terminated on July 14, 2014.

On July 14, 2014, the Company and its CEO, Michael R. Rosa, entered into an agreement with Mark Shefts, as follows:

(1)

Mr. Shefts: (i) agreed to provide management advisory services to the Company for a period of one year, for $1000 per month, (ii) made a $125,000 equity investment into the Company, in exchange for 10 million shares of the Registrant’s common stock, (iii) agreed to extend the maturity date of his convertible promissory note in the principal amount of $100,000 until July 15, 2015 and make the note non-interest bearing, and (iv) has the option of becoming CEO and a member of the board of the Company;

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

(4)

Michael R Rosa, CEO of the Company, surrendered approximately 6,692,500 shares of the Registrant’s common stock to the treasury, to be restored to the status of authorized but unissued shares; and

(5)

Mr. Rosa agreed to accept a promissory note in the amount of $98,268 for amounts he has advanced on behalf of the Company through June 30, 2014. This note is non-interest bearing and matures July 15, 2015.

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

Except as disclosed herein, we are not a party to any pending legal proceeding and. to the knowledge of our management, no federal, state or local governmental agency is presently contemplating any proceeding against us.

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

Currently, there are no government contracts on which we are interested in bidding. During each of the quarterly periods ended December 31, 2013 and September 30, 2014, we realized approximately $100,000 in revenues from government contracts. These contracts have been substantially fulfilled.

On November 3, 2014, the Company filed a letter with DLA opposing the proposed notice of debarment which is based on the Company’s affiliation with the other company. DLA has not yet acted upon the matter.

If we are unable to have the Notice rescinded/terminated, we will not be able to bid on future US government contracts, in which case there could be an adverse effect on our revenues and profitability, unless we are able to replace the resulting revenue loss. We intend to vigorously pursue rescission/termination of the Notice.

In August, 2014, the Company entered into an agreement with a consultant whereby the consultant was compensated for his services at a rate of $75 per hour for the first 20 hours per week, then 1,000 shares per hour for every hour, or partial hour, thereafter. These shares are valued at $0.0125 per share. Through December 31, 2014, the Company has issued 54,000 shares and is obligated to issue an additional 141,000 shares under this agreement. This agreement was terminated as of December 31, 2014. Effective as of January 2, 2015, the consultant became our CFO.

In September 26, 2014, the Company entered into an agreement with Rushcap Group, Inc. (controlled by Mark Shefts (a significant shareholder)) to provide a revolving line of credit to purchase inventory to the Company. The maximum borrowing amount under this agreement is $300,000. Interest is charged at a rate of 3.5% per advance for the first 30 day period or portion thereof, then 1.5% per 30 day period or portion thereof until paid with a maximum borrowing term of 120 days per advance. Payments are due within 30 days of the Company receiving payment from the customer for invoices which are funded under this agreement. Through December 31, 2014, $200,000 had been advanced to the company under this agreement (currently outstanding).

The convertible note in the principal amount of $100,000 was amended in July 2014 to extend its maturity date to July 15, 2015 and to make it non-interest bearing. The convertible note in the principal amount of $50,000 was amended in September 2014 (effective July 31, 2014) to extend its maturity date to September 10, 2015, reduce the conversion rate of the note from $0.125 to $0.05 per share, allow the note holder to elect to receive stock in lieu of cash for his interest and issue the note holder 100,000 shares of common stock in consideration of this agreement upon execution. On January 21, 2015, the Company and the holders of these notes agreed to reduce the conversion price of the notes to $.025 per share, in consideration for which the holders agreed to extend the maturity date of the notes for an additional one year period (until July 15, 2016 in the case of the $100,000 notes and September 16, 2016 in the case of the $50,000 note). In addition, on January 21, 2015, the Company and its CEO, who is a significant shareholder, issued a convertible note payable to the CEO in the principal amount of $100,000, with a conversion feature whereby such note is also convertible into common stock at the rate of $.025 per share.

On January 12, 2015, the Company approved an amendment to its certificate of incorporation to change its name to “The Enviromart Companies.” The Company’s wholly owned subsidiary, EnviroPack Technologies, Inc., also approved, on January 12, 2015, an amendment to its certificate of incorporation to change its name to “Enviromart Industries, Inc.” Effective as of January 2, 2015, all of the Company’s business will be conducted through Enviromart Industries, Inc., its wholly owned subsidiary (f/k/a EnviroPack Technologies, Inc.). The Company expects these amendments to be effective on or about January 15, 2015.

On January 22, 2015, we sold an aggregate of 1,848,871 shares of our common stock to two accredited investors at a price per share of $.002, for aggregate consideration of $3,697

Critical Accounting Policies and Significant Judgments and Estimates

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

Since completing the acquisitions on June 21, 2013, the Company has raised capital, hired employees, leased space, engaged consultants and advisors, conducted extensive sales and marketing related activities both domestically and internationally, negotiated vendor relationships and engaged seller’s representatives. The Company has, since June 30, 2013, realized approximately $848,000 in revenues, primarily from its EnviroPack and SpillCon businesses. Accordingly, the Company no longer considered itself to be a development stage company during the quarter ended March 31, 2014.

Accounts Receivable

In the normal course of business, the Company extends credit to customers that satisfy defined credit criteria. Accounts receivable is recorded at carrying value, which approximates fair value, and is presented in the Company's unaudited consolidated balance sheets net of any allowance for doubtful accounts. As of March 31, 2014, an allowance for doubtful accounts had not been deemed necessary, and therefore, not recorded.

Inventory

The Company’s inventory is stated at the lower of cost or estimated realizable value, with cost primarily determined on a weighted-average cost basis on the first-in, first-out (“FIFO”) method. The Company continuously evaluates the composition of its inventory, assessing slow-turning product. Estimated realizable value of inventory is determined based on an analysis of historical sales trends of our individual products, the impact of market trends and economic conditions, and a forecast of future demand, giving consideration to the value of current orders in-house relating to the future sales of inventory. Estimates may differ from actual results due to quantity, quality, and mix of products in inventory, customer demand, and market conditions. The Company’s historical estimates of these costs and any provisions have not differed materially from actual results. Any reserves for inventory shrinkage, representing the risk of physical loss of inventory, are adjusted based upon physical inventory counts. As of March 31, 2014, an inventory reserve of $7,193 has been recorded.

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

For the three months ended March 31, 2014, two customers represented in the aggregate 83% of our sales (one customer represented 51% of our sales and the other represented 32% of our sales. The loss of either one of these customers would have a material adverse effect on our business, operating results and financial condition.

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

Income Taxes

Income taxes are provided in accordance with FASB ASC 740 “Accounting for Income Taxes”. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. There were no current or deferred income tax expenses or benefits, as the Company did not having any material operations for the period ended December 31, 2012. As of March 31, 2014, all deferred tax assets continue to be fully reserved.

Revenue Recognition

Revenue is recognized across all segments of the business when there is persuasive evidence of an arrangement, delivery has occurred, price has been fixed or is determinable, and collectability is reasonably assured. Revenue is recognized at the time title passes and risk of loss is transferred to customers.

Sales Reserves and Uncollectible Accounts

A significant area of judgment affecting reported revenue and net income is estimating sales reserves, which represent that portion of gross revenues not expected to be realized. In particular, wholesale revenue is reduced by estimates of returns, discounts, markdowns, and operational chargebacks. In determining estimates of returns, discounts, markdowns and operational chargebacks, management analyzes current economic and market conditions. We review and refine these estimates on a quarterly basis. As of March 31, 2014, a sales reserve had not been deemed necessary, and therefore, not recorded.

Liquidity and Capital Resources

Currently, we have only minimal operating capital. Accordingly, we have an immediate and urgent need for additional capital to fund our business operations. Although the $250,000 in inventory financing we received through January 21, 2015, is helping to fund limited sales, the lack of operating capital is nevertheless adversely affecting our ability to purchase needed product inventory and consequently is interfering with our ability to maximize our sales revenue. We are currently in the process of attempting to raise additional capital through the sale of equity and/or debt securities. Sales of additional equity securities (or securities convertible into equity securities) will dilute the percentage ownership interest of existing stockholders in the Company.

To date we have realized only limited operating revenues. We are, however, incurring significant costs and expenses in connection with the establishment of our business, implementation of our business plan and ongoing compliance costs associated with being a public company. Consequently, we are currently experiencing negative cash flows from operations. During the three months ended March 31, 2014, our operating activities used approximately $10,000 in cash (about $3,000 per month). Although our operations only used minimal cash during the current quarter, this is because we were able to fund our operating losses through increased accounts payable and accrued expenses, as well as advances form our CEO. Funding our business through increased accounts payable and accrued expenses is not a sustainable way to fund our operating activities. We need to raise additional cash immediately in order to fund our business operations and implement our business plan. As a result, we have an immediate and urgent need for additional funds.

At March 31, 2014, we had a working capital deficiency of approximately $590,000, compared to a working capital deficiency of approximately $419,000 at December 31, 2013.The $171,000 increase in our working capital deficiency was due primarily to a $219,000 increase in accounts payable and accrued expenses, a $79,000 increase in due to officer (related to Company expenses paid directly by our CEO and major shareholder) and a $53,000 decrease in accounts receivable – related party, partially offset by a $104,000 increase in inventory and a $110,000 increase in accounts receivable.

In order to remedy this liquidity deficiency, we need to raise additional capital immediately, and ultimately we will need to generate substantial positive operating cash flows. Our internal sources of funds will consist of cash flows from operations, but not until we begin to realize substantial revenues from the sale of products. As previously stated, as of the date of filing of this quarterly report, we have only limited revenues, and our operations are generating negative cash flows, and thus adversely affecting our liquidity. We intend to raise additional funds through equity and/or debt financing. In addition, we expect that our operations will continue to generate increasing revenues during the first half of 2015, which should improve our liquidity deficiency. If we are unable to raise additional funds in the near term, we will not be able to implement our business plan, and it is unlikely that we will be able to continue as a going concern.

Subject to the availability of funds, which we currently do not have, we expect to incur approximately $250,000 in capital expenditures over the next 12 months. The purpose of these capital expenditures will be for the installation of a cellulose blending system, along with an industrial sewing machine center for use in a customized cutting and sewing operation, and specific testing equipment for a research and development lab for the SpillCon product line, along with other equipment modifications. We also intend to continue the development of our Environmart.com B2B website.

We expect to fund these capital expenditures through a combination of cash flows from operations (but not until we realize further significant revenue growth) and proceeds from equity/debt financing. If we are unable to generate positive cash flows from operations, and/or raise additional funds (either through debt or equity or a combination thereof), we will be unable to fund our capital expenditures, in which case, there could be an adverse effect on our business and results of operations.

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

In addition, on September 26, 2014, the Company entered into an agreement with Rushcap Group, Inc. (controlled by Mark Shefts (a significant shareholder)) to provide a revolving line of credit to purchase inventory to the Company. The maximum borrowing amount under this agreement is $300,000. Interest is charged at a rate of 3.5% per advance for the first 30 day period or portion thereof, then 1.5% per 30 day period or portion thereof until paid with a maximum borrowing term of 120 days per advance. Payments are due within 30 days of the Company receiving payment from the customer for invoices which are funded under this agreement. As of January 21, 2015, $250,000 had been advanced to the company under this agreement (currently outstanding).

Due to the previously described inventory funding, the Company has been able to significantly grow its revenue during the fourth quarter of 2014, as compared with the prior three quarters. For the nine month period ended September 30, 2014, the Company had revenues of approximately $1,018,000 (or about $113,000 per month). The Company has realized revenue of approximately $679,000 in the fourth quarter of 2014 (or about $226,000 per month). Accordingly, the Company has doubled its monthly sales revenue in the fourth quarter of 2014, as compared with the nine months ended September 30, 2014. The Company believes this level of sales can be maintained or surpassed during the next calendar year.

As of March 31, 2014, the company was delinquent with respect to the payment of Payroll Taxes for the period July 1, 2013 through March 31, 2014 in the amount of $87,485. As of January 12, 2015, the Company owed an aggregate of $121,536, including $34,049 in penalties and interest related to these delinquencies. In addition, as of January 12, 2015, the Company is delinquent with respect to the payment of Payroll Taxes for the period April 1, 2014 through June 30, 2014 in the amount of $32,067, including $472 in penalties and interest. Accordingly, at January 12, 2015, the Company owes an aggregate of $153,603, including $34,521 in penalties and interest. The Company believes that it will be able to secure a waiver of penalties in the aggregate approximate amount of $31,000, leaving the Company with a payroll tax liability (including interest) of approximately $122,000. The company expects to pay this amount out in installments over a three year period (approximately $3,500 per month). Since June 30, 2014, the Company has been current in the payment of its payroll taxes.

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

Under the supervision and with the participation of our management, including our CEO and controller, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, our CEO and controller concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were not effective. We have since March 31, 2014 hired a financial controller (part time) to oversee our books and records, as well as our internal accounting function. Effective January 2, 2105, this person, who is a CPA, became our CFO.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Except as disclosed herein, we are not a party to any pending legal proceeding, and to the knowledge of our management, no federal, state or local governmental agency is presently contemplating any proceeding against us.

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

On November 3, 2014, the Company filed a letter with DLA opposing the proposed notice of debarment which was based on the Company’s affiliation with the other company. DLA has not yet acted upon the matter.

Currently, there are no government contracts on which we are interested in bidding. During each of the quarterly periods ended December 31, 2013 and September 30, 2014, we realized approximately $100,000 in revenues from government contracts. These contracts have been substantially fulfilled.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Previously reported in Current Reports on Form 8-K.

On January 22, 2015, we sold an aggregate of 1,848,871 shares of our common stock to two accredited investors at a price per share of $.002, for aggregate consideration of $3,697

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

N/A

ITEM 6. EXHIBITS

		Incorporated by Reference
Exhibit	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
3.1	Certificate of Incorporation, as amended	X
3.2	By-Laws		10		3.2	07/09/2012
4.1	Specimen Stock Certificate		10		4.1	07/09/2012
10.1	Asset purchase agreement between registrant, Michael Rosa and SpillCon Solutions, Inc.		8-K		10.1	06/27/2013
10.2	Asset purchase agreement between registrant, Michael Rosa and Remote Aerial Detection Systems, Inc.		8-K		10.2	06/27/2013
10.3	Asset purchase agreement between registrant, Michael Rosa and EnviroPack Technologies, Inc.		8-K		10.3	06/27/2013
10.4	Asset purchase agreement between registrant, Mark Ceaser and SorbTech Manufacturing, Inc.		8-K		4.01	09/27/2013
10.5	Agreement between registrant and Network 1 Financial Securities, Inc. dated January 13, 2014		10-Q	06/30/2014	10.5	08/19/2014
10.6	Agreement between Mark Shefts, registrant and Michael Rosa dated July 14, 2014		10-Q	09/30/2014	10.6	11/19/2014
10.7	Promissory Note with Rushcap Group dated September 26, 2014		10-Q	09/30/2014	10.7	11/19/2014
10.8	Inventory Financing Agreement with Rushcap Group dated September 26, 2014		10-Q	09/30/2014	10.8	11/19/2014
10.9	First Amended and Restated Convertible Note with Shefts Family LP dated January 21, 2015	X
10.10	Convertible Note with Michael R. Rosa dated January 21, 2015	X
31.1**	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	X
31.2**	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	X
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

** Furnished, not filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.

Environmental Science and Technologies, Inc.

By: /s/ George R. Adyns

Name: George R. Adyns

Title: Chief Financial Officer (Principal Financial Officer)

Dated: January 22, 2015