Form 10-Q/A
period 2014-06-30
ENVIRONMENTAL SCIENCE & TECHNOLOGIES, INC.
filed 2015-02-12
CIK 1552743

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A1

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

Explanatory Note

The Registrant is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, which was originally filed on August 19, 2014 (the “Form 10-Q”). The purpose of this Amendment No. 1 is to restate certain financial information for the three and six months ended June 30, 2014, in order to account for the final results of the audit for the year ended December 31, 2013. The entire Form 10-Q has been modified to conform and account for all transactions and subsequent events through the date of this revised filing.

For ease of reference, this Amendment No. 1 reflects the following restatements which were necessary as a result of completion of the audit for the year ended December 31, 2013:

•

Cash was overstated by approximately $9,000

•

Accounts receivable was overstated by approximately $14,000

•

Net fixed assets were overstated by approximately $51,000

•

Prepaid expenses were understated by approximately $9,000

•

Accounts payable and accrued expenses were understated by approximately $72,000

•

Due to related party was overstated by approximately $9,000

•

Stockholders’ deficit was overstated by approximately $127,000

•

Losses for the three and six months ended June 30, 2014 were overstated and understated by approximately $45,000 and $4,000, respectively

This Amendment No. 1 amends the entire Form 10-Q to adjust for the restatements mentioned above as well as the related subsequent events which gave rise to some of the adjustments.

PART I - FINANCIAL STATEMENTS

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	23

Item 1A. Risk Factors	23

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3. Defaults upon Senior Securities	23

Item 4. Mine Safety Disclosures	23

Item 5. Other Information	23

Item 6. Exhibits	24

ENVIRONMENTAL SCIENCE AND TECHNOLOGIES, INC.

Consolidated Balance Sheets

	As of June 30, 2014	As of December 31, 2013
	(Unaudited and Restated)
ASSETS

Current Assets
Cash	$26,477	$9,680
Accounts receivable	119,176	30,876
Accounts receivable - related party	25,495	134,688
Inventory	103,318	37,587
Prepaid Expenses	9,463	600
Total Current Assets	283,929	213,431

Non-Current Assets
Equipment, net	67,136	70,796
TOTAL ASSETS	$351,065	$284,227

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Bank Overdraft	$13	$-
Accounts payable and accrued expenses	751.611	484,146
Convertible notes and interest payable	152,082	151,274
Note payable	8,700	-
Due to Officer	98,268	-
Due to related party	15,000	15,000
Total Current Liabilities	1,025,674	650,420

Stockholders' Deficit
Preferred stock, $0.0001 par value, 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value, 250,000,000 shares authorized; 28,501,429 and 27,171,429 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	2,850	2,717
Common stock to be issued, 130,000 and 515,000 shares at June 30, 2014 and December 31, 2013, respectively	13	51
Additional paid-in capital	497,982	403,575
Accumulated deficit	(1,175,454)	(772,536)
Total Stockholders' Deficit	(674,609)	(366,193)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$351,065	$284,227

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ENVIRONMENTAL SCIENCE AND TECHNOLOGIES, INC.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(Restated)		(Restated)
Sales
Packaging solutions	$108,915	$-	$138,989	$-
Absorbent products	27,366	-	150,751	-
Related Party Revenue	133,502	-	296,858	-
Total sales	269,783	-	586,598	-

Cost of goods sold
Packaging solutions	158,726	-	272,245	-
Absorbent products	22,612	-	131,298	-
Shipping - net	12,924	-	18,272	-
Total cost of goods sold	194,262	-	421,815	-

Gross profit	75,521	-	164,783	-

Operating Expenses
General and Administrative	204,654	206,752	543,844	208,676

Loss from operations	(129,133)	(206,752)	(379,061)	(208,676)

Other expense
Penalties and Interest	(472)		(16,418)
Interest expense	(3,740)	-	(7,439)	-
Total other expense	(4,212)	-	(23,857)	-

Net loss	$(133,345)	$(206,752)	$(402,918)	$(208,676)

Basic and diluted loss per share	$(0.00)	$(0.01)	$(0.01)	$(0.01)

Weighted average number of shares outstanding - basic and diluted	28,582,679	18,396,782	28,158,929	14,221,587

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ENVIRONMENTAL SCIENCE AND TECHNOLOGIES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	June 30,
	2014	2013
	(Restated)
Cash Flows from Operating Activities
Net loss	$(402,918)	$(208,676)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	13,153	-
Stock-based compensation	94,500	-
Expenses paid by officer	98,268
Changes in operating assets and liabilities:
Accounts receivable	20,893	-
Inventory	(65,731)	-
Prepaid expenses and other current assets	(8,863)	(435)
Accounts payable and accrued expenses	268,273	80,217
Net cash used in operating activities	17,577	(128,894)

Cash Flows from Investing Activities
Purchase of equipment	(793)	-
Net cash used in investing activities	(793)	-

Cash Flows from Financing Activities
Proceeds from (Repayment of) Bank Overdraft	13	-
Proceeds from related party	-	1,924
Capital contribution by officer	-	500
Issuance of common stock for cash	-	175,093
Issuance of common stock for cash--related parties	-	35,705
Net cash provided by financing activities	13	213,222

Increase in Cash and Cash Equivalents	16,797	84,328

Cash and Cash Equivalents--Beginning of Period	9,680	-
Cash and Cash Equivalents--End of Period	$26,477	$84,328

Non-Cash Investing and Financing Activities
Common stock issued for consultants	$19,500	$-
Subscriptions payable	$(38)	$-
Note for purchase of equipment	$8,700	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements

ENVIRONMENTAL SCIENCE AND TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Environmental Science and Technologies, Inc. and subsidiaries (the “Company”), formerly known as APEX 5, Inc., was incorporated under the laws of the State of Delaware on June 18, 2012. On June 21, 2013, the Company completed an acquisition of intangible assets comprised of intellectual property and trademarks from its Chief Executive Officer. In conjunction with the acquisition of the intangible assets, the Company commenced operations. As of June 30, 2013 the Company had more than nominal operations and no longer considered itself to be a “shell company” within the meaning of applicable securities laws. In particular, as of such date, the Company had raised capital, hired employees, leased space, engaged consultants and advisors, conducted extensive sales and marketing related activities (both domestically and internationally), negotiated vendor and supplier relationships and engaged seller’s representatives. Moreover, the Company has, since June 30, 2013, realized material revenues from its EnviroPack and SpillCon businesses, which arose from its sales and marketing activities conducted prior to June 30, 2013. The revenues realized by the Company in July and August, 2013, evidence the magnitude and scope of the sales, marketing and other operational activities conducted by the Company prior to June 30, 2013. In addition to the foregoing, during the six months ended June 30, 2014, the Company realized approximately $587,000 in revenues. Based upon the foregoing, the Company no longer considers itself a “Development Stage Company.”

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

NOTE 2. BASIS OF PRESENTATION AND RESTATEMENT

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

Since June 30, 2013, the Company has realized approximately $1,108,000 in revenues, and therefore no longer considers itself a “Development Stage Company.”

Restatement

The Company’s consolidated balance sheet at June 30, 2014, its consolidated statement of comprehensive income (loss) for the three and six months ended June 30, 2014 and its consolidated statement of cash flows for the three and six months ended June 30, 2014 have been restated to account the final results of the audit for the year ended December 31, 2013 and for penalties and interest assessed during the fourth quarter of 2014 as a result of being delinquent in the payment of payroll taxes from July 1, 2013 through June 30, 2014. Total assets decreased by approximately $65,000 and total liabilities increased by approximately $63,000 as of June 30, 2014. The net loss for the six-month period ended June 30, 2014 increased by approximately $4,000 and the net loss for the three months ended June 30, 2013 increased by approximately $45,000.

NOTE 3. GOING CONCERN

During the six months ended June 30, 2014, although the Company has generated revenue, thus far it has been unable to generate cash flows sufficient to support its operations and has been dependent on debt and equity financing. In addition to negative cash flow from operations, the Company has experienced recurring net losses, and has an accumulated deficit of $1,175,454 as of June 30, 2014. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Inventory

The Company’s inventory is stated at the lower of cost or estimated realizable value, with cost primarily determined on a weighted-average cost basis on the first-in, first-out (“FIFO”) method. The Company continuously evaluates the composition of its inventory, assessing slow-turning product. Estimated realizable value of inventory is determined based on an analysis of historical sales trends of our individual products, the impact of market trends and economic conditions, and a forecast of future demand, giving consideration to the value of current orders in-house relating to the future sales of inventory. Estimates may differ from actual results due to quantity, quality, and mix of products in inventory, customer demand, and market conditions. The Company’s historical estimates of these costs and any provisions have not differed materially from actual results. Any reserves for inventory shrinkage, representing the risk of physical loss of inventory, are adjusted based upon physical inventory counts. As of June 30, 2014, an inventory reserve of $7,193 has been recorded.

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

For the six months ended June 30, 2014, one customer represented 51% of our total revenue and one customer represented 17% of our total revenue. Thus, two of our customers represented an aggregate of 68% of our total revenue. The loss of either of these customers would have a material adverse effect on our business.

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

Basic Earnings (Loss) Per Share

Basic EPS is based on the weighted average number of common shares outstanding. Diluted EPS is based on the weighted average number of common shares outstanding and dilutive common stock equivalents. Basic EPS is computed by dividing net income/loss available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Weighted average number of shares used to calculate basic and diluted loss per share is considered the same as the effect of dilutive shares is anti-dilutive for all periods presented. As of June 30, 2014, there were 1,200,000 common stock equivalents related to outstanding convertible notes that were not included in the dilutive earnings per share calculation as their effect is anti-dilutive.

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

NOTE 5. INVENTORY

Inventory consisted of finished goods and raw materials amounting to $70,324 and $40,187, respectively, as of June 30, 2014 and $26,579 and $18,201, respectively, as of December 31, 2013. The Company had an inventory reserve of $7,193 as of June 30, 2014 and December 31, 2013.

NOTE 6. EQUIPMENT

Equipment, net consisted of the following as of June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
Machinery and equipment	$87,749	$78,256
Less: accumulated depreciation	(20,613)	(7,460)
Equipment, net	$67,136	$70,796

The Company recorded depreciation expense of $6,587 and $13,153 for the three and six months ended June 30, 2014, respectively.

NOTE 7. CONVERTIBLE NOTES

During August, 2013, the Company issued convertible promissory notes to accredited investors in the principal amounts of $100,000 and $50,000. These notes bear interest at a rate of 10% per annum and have a one year term. The $100,000 note is convertible into shares of common stock at the rate of $0.125 per share. The convertible note in the principal amount of $100,000 was amended in July 2014 to extend its maturity date to July 15, 2015 and to make it non-interest bearing. The convertible note in the principal amount of $50,000 was amended in September 2014 (effective July 31, 2014) to extend its maturity date to September 10, 2015, reduce the conversion rate of the note from $0.125 to $0.05 per share, allow the note holder to elect to receive stock in lieu of cash for his interest and issue the note holder 100,000 shares of common stock in consideration of this agreement upon execution. On January 21, 2015, the Company and the holders of these notes agreed to reduce the conversion price of the notes to $.025 per share, in consideration for which the holders agreed to extend the maturity date of the notes for an additional one year period (until July 15, 2016 in the case of the $100,000 notes and September 16, 2016 in the case of the $50,000 note). In addition, on January 21, 2015, the Company issued its CEO (who is a significant shareholder) a convertible note in the principal amount of $100,000, in partial satisfaction of amounts he previously advanced to pay Company expenses. The Note is convertible into common stock at the rate of $.025 per share. The repayment of the principal amount of this note was also extended one year until July 2016.

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

As of June 30, 2014 the Company owed principal of $150,000 and accrued interest of $2,082 related to the convertible promissory notes (not including amounts owed to the CEO, which amounts were unsecured advances as of such date).

NOTE 8. NOTES PAYABLE

During March, 2014, the Company issued a promissory note in the principal amount of $8,700 for the purchase of equipment. This note bears no interest and matures on March 5, 2015. As of June 30, 2014, the Company owed principal of $8,700 related to this note.

NOTE 9. LEASES

The Company leases its primary facility in Plaistow, New Hampshire for $7,500 per month from an entity owned beneficially by the Company’s CEO and significant shareholder. The lease commenced on May 1, 2013 and expires on April 30, 2015. See Note 10 – Related Party Transactions.

The Company’s future minimum lease payments are as follows:

2014-remainder	45,000
2015	30,000
Total	$75,000

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

Stock-Based Compensation

On July 22, 2013, the Company issued 100,000 shares of its common shares to a consultant as a retainer for services to be provided. The shares were valued at $10,000 or $0.10 per share. The consultant received an additional 25,000 shares for services on August 1, 2013 and 32,500 shares on September 1, October 1, November 1 and December 1, 2013. These shares were valued at $15,500 or $0.10 per share. As of December 31, 2013, 65,000 shares had not yet been issued. During the six months ended June 30, 2014, the consultant received 195,000 shares for his services. These shares were valued at $19,500 or $0.10 per share. The consultant was scheduled to receive an additional 32,500 shares per month for services, for so long as he remains a consultant to the Company. As of June 30, 2014, 130,000 shares had not yet been issued. See Note 13 Subsequent Events.

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

From June 30, 2014 through December 31, 2014, the Company's CEO paid $41,077 in expenses of the Company through the use of his personal funds and personal credit cards.

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

(4)

Michael R Rosa, CEO of the Company, surrendered approximately 6,692,500 shares of the Registrant’s common stock to the treasury, which have been restored to the status of authorized but unissued shares; and

(5)

Mr. Rosa has agreed to accept a promissory note in the amount of $98,268 for amounts he has advanced on behalf of the Company. This note was to be non-interest bearing and mature July 15, 2015.

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

Currently, there are no government contracts on which we are interested in bidding. During each of the six month periods ended December 31, 2013 and June 30, 2014, we realized approximately $100,000 in revenues from government contracts. These contracts have been substantially fulfilled.

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

In addition, on January 21, 2015, the Company issued its CEO (who is a significant shareholder) a convertible note in the principal amount of $100,000, in partial satisfaction of amounts he previously advanced to pay Company expenses. The Note is convertible into common stock at the rate of $.025 per share. The repayment of the principal amount of this note was also extended one year until July 2016.

On September 26, 2014, the Company entered into an agreement with Rushcap Group, Inc., a significant shareholder, to provide to the Company a revolving line of credit to purchase inventory. The maximum borrowing amount under this agreement is $300,000. Interest is charged at a rate of 3.5% per advance for the first 30 day period or portion thereof, then 1.5% per 30 day period or portion thereof until paid with a maximum borrowing term of 120 days per advance. Payments are due within 30 days of the Company receiving payment from the customer for invoices which are funded under this agreement. As of January 26, 2015, $250,000 in advances have been received under this agreement.

As of June 30, 2014, the company was delinquent with respect to the payment of IRS Payroll Taxes for the period July 1, 2013 through June 30, 2014 in the amount of $119,079. As of January 26, 2015, the Company owed an aggregate of $153,601, including $34,522 in penalties and interest related to these delinquencies. The Company believes that it will be able to secure a waiver of penalties in the aggregate approximate amount of $31,000, leaving the Company with a payroll tax liability (including interest) of approximately $122,000. The company expects to pay this amount out in installments over a three year period (approximately $3,500 per month). Since June 30, 2014, the Company has been current in the payment of its payroll taxes.

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

On January 22, 2015, we sold an aggregate of 1,848,871 shares of our common stock to two accredited investors at a price per share of $.002, for aggregate consideration of $3,697.

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

The Company, through June 30, 2013, had not earned revenue from operations. Accordingly, previously, the Company’s activities had been accounted for as those of a “Development Stage Company” as set forth in Financial Accounting Standards Board (‘FASB”) Accounting Standards Codification (“ASC”) 915. Among the disclosures required by ASC 915 are that the Company’s financial statements be identified as those of a development stage company, and that the statements of operations, stockholders’ equity and cash flows disclose activity since the date of the Company’s inception. Since June 30, 2013, the Company has realized approximately $1,108,000 in revenues, and therefore no longer considers itself a “Development Stage Company.”

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

From June 30, 2014 through July 14, 2014, a consultant who is affiliated with a significant shareholder received 32,500 for services per an agreement dated July 22, 2013. These shares were valued at $3,250, or $0.10 per share. This agreement was terminated on July 14, 2014.

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

In September 26, 2014, the Company entered into an agreement with Rushcap Group, Inc. (controlled by Mark Shefts (a significant shareholder)) to provide a revolving line of credit to purchase inventory to the Company. The maximum borrowing amount under this agreement is $300,000. Interest is charged at a rate of 3.5% per advance for the first 30 day period or portion thereof, then 1.5% per 30 day period or portion thereof until paid with a maximum borrowing term of 120 days per advance. Payments are due within 30 days of the Company receiving payment from the customer for invoices which are funded under this agreement. Through January 26, 2015, $250,000 had been advanced to the company under this agreement (currently outstanding).

The convertible note in the principal amount of $100,000 was amended in July 2014 to extend its maturity date to July 15, 2015 and to make it non-interest bearing. The convertible note in the principal amount of $50,000 was amended in September 2014 (effective July 31, 2014) to extend its maturity date to September 10, 2015, reduce the conversion rate of the note from $0.125 to $0.05 per share, allow the note holder to elect to receive stock in lieu of cash for his interest and issue the note holder 100,000 shares of common stock in consideration of this agreement upon execution. On January 21, 2015, the Company and the holders of these notes agreed to reduce the conversion price of the notes to $.025 per share, in consideration for which the holders agreed to extend the maturity date of the notes for an additional one year period (until July 15, 2016 in the case of the $100,000 notes and September 16, 2016 in the case of the $50,000 note). In addition, on January 21, 2015, the Company issued its CEO (who is a significant shareholder) a convertible note in the principal amount of $100,000, in partial satisfaction of amounts he previously advanced to pay Company expenses. The Note is convertible into common stock at the rate of $.025 per share. The repayment of the principal amount of this note was also extended one year until July 2016.

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

On January 22, 2015, we sold an aggregate of 1,848,871 shares of our common stock to two accredited investors at a price per share of $.002, for aggregate consideration of $3,697.

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

Since completing the acquisitions on June 21, 2013, the Company has raised capital, hired employees, leased space, engaged consultants and advisors, conducted extensive sales and marketing related activities both domestically and internationally, negotiated vendor relationships and engaged seller’s representatives. The Company has, since June 30, 2013, realized approximately $1,108,000 in revenues, primarily from its EnviroPack and SpillCon businesses. Accordingly, the Company no longer considered itself to be a development stage company during the quarter ended June 30, 2014.

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

Inventory

The Company’s inventory is stated at the lower of cost or estimated realizable value, with cost primarily determined on a weighted-average cost basis on the first-in, first-out (“FIFO”) method. The Company continuously evaluates the composition of its inventory, assessing slow-turning product. Estimated realizable value of inventory is determined based on an analysis of historical sales trends of our individual products, the impact of market trends and economic conditions, and a forecast of future demand, giving consideration to the value of current orders in-house relating to the future sales of inventory. Estimates may differ from actual results due to quantity, quality, and mix of products in inventory, customer demand, and market conditions. The Company’s historical estimates of these costs and any provisions have not differed materially from actual results. Any reserves for inventory shrinkage, representing the risk of physical loss of inventory, are adjusted based upon physical inventory counts. As of June 30, 2014, an inventory reserve of $7,193 has been recorded.

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

For the six months ended June 30, 2014, one customer represented 51% of our total revenue and one customer represented 17% of our total revenue. Thus, two of our customers represented an aggregate of 68% of our total revenue. The loss of either of these customers would have a material adverse effect on our business.

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

Liquidity and Capital Resources

Currently, we have only minimal operating capital. Accordingly, we have an immediate and urgent need for additional capital to fund our business operations. Although the $250,000 in inventory financing we received through January 26, 2015, is helping to fund limited sales, the lack of operating capital is nevertheless adversely affecting our ability to purchase needed product inventory and consequently is interfering with our ability to maximize our sales revenue. We are currently in the process of attempting to raise additional capital through the sale of equity and/or debt securities. Sales of additional equity securities (or securities convertible into equity securities) will dilute the percentage ownership interest of existing stockholders in the Company.

To date we have realized only limited operating revenues. We are, however, incurring significant costs and expenses in connection with the establishment of our business, implementation of our business plan and ongoing compliance costs associated with being a public company. However, we experienced positive cash flows from operations. During the six months ended June 30, 2014, our operating activities used approximately $22,000 in cash (about $4,000 per month). This is because we were able to fund our operating losses through increased accounts payable and accrued expenses, as well as advances form our CEO. Funding our business through increased accounts payable and accrued expenses is not a sustainable way to fund our operating activities. We need to raise additional cash immediately in order to fund our business operations and implement our business plan. As a result, we have an immediate and urgent need for additional funds.

At June 30, 2014, we had a working capital deficiency of approximately $741,000, compared to a working capital deficiency of approximately $419,000 at December 31, 2013.The $322,000 increase in our working capital deficiency was due primarily to a $288,000 increase in accounts payable and accrued expenses, a $98,000 increase in due to officer (related to Company expenses paid directly by our CEO and major shareholder) and a $110,000 decrease in accounts receivable – related party partially offset by a $65,000 increase in inventory and a $88,000 increase in accounts receivable.

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

In addition, on September 26, 2014, the Company entered into an agreement with Rushcap Group, Inc. (controlled by Mark Shefts (a significant shareholder)) to provide a revolving line of credit to purchase inventory to the Company. The maximum borrowing amount under this agreement is $300,000. Interest is charged at a rate of 3.5% per advance for the first 30 day period or portion thereof, then 1.5% per 30 day period or portion thereof until paid with a maximum borrowing term of 120 days per advance. Payments are due within 30 days of the Company receiving payment from the customer for invoices which are funded under this agreement. As of January 26, 2015, $250,000 had been advanced to the company under this agreement (currently outstanding).

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

As of June 30, 2014, the company was delinquent with respect to the payment of IRS Payroll Taxes for the period July 1, 2013 through June 30, 2014 in the amount of $119,079. As of January 26, 2015, the Company owed an aggregate of $153,601, including $34,522 in penalties and interest related to these delinquencies. The Company believes that it will be able to secure a waiver of penalties in the aggregate approximate amount of $31,000, leaving the Company with a payroll tax liability (including interest) of approximately $122,000. The company expects to pay this amount out in installments over a three year period (approximately $3,500 per month). Since June 30, 2014, the Company has been current in the payment of its payroll taxes.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Previously reported in Current Reports on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

N/A

ITEM 6. EXHIBITS

		Incorporated by Reference
Exhibit	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
3.1	Certificate of Incorporation, as amended		10-Q		3.1	01/23/2015
3.2	By-Laws		10		3.2	07/09/2012
4.1	Specimen Stock Certificate		10		4.1	07/09/2012
10.1	Asset purchase agreement between registrant, Michael Rosa and SpillCon Solutions, Inc.		8-K		10.1	06/27/2013
10.2	Asset purchase agreement between registrant, Michael Rosa and Remote Aerial Detection Systems, Inc.		8-K		10.2	06/27/2013
10.3	Asset purchase agreement between registrant, Michael Rosa and EnviroPack Technologies, Inc.		8-K		10.3	06/27/2013
10.4	Asset purchase agreement between registrant, Mark Ceaser and SorbTech Manufacturing, Inc.		8-K		4.01	09/27/2013
10.5	Agreement between registrant and Network 1 Financial Securities, Inc. dated January 13, 2014		10-Q	06/30/2014	10.5	08/19/2014
10.6	Agreement between Mark Shefts, registrant and Michael Rosa dated July 14, 2014		10-Q	09/30/2014	10.6	11/19/2014
10.7	Promissory Note with Rushcap Group dated September 26, 2014		10-Q	09/30/2014	10.7	11/19/2014
10.8	Inventory Financing Agreement with Rushcap Group dated September 26, 2014		10-Q	09/30/2014	10.8	11/19/2014
10.9	First Amended and Restated Convertible Note with Shefts Family LP dated January 21, 2015		10-Q	03/31/2014	10.9	01/23/2015
10.10	Convertible Note with Michael R. Rosa dated January 21, 2015		10-Q	03/31/2014	10.10	01/23/2015
31.1**	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	X
31.2**	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	X
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

** Furnished, not filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.

Environmental Science and Technologies, Inc.

By: /s/ George R. Adyns

Name: George R. Adyns

Title: Chief Financial Officer (Principal Financial Officer)

Dated: February 11, 2015