Form 10-Q/A
period 2014-09-30
ENVIRONMENTAL SCIENCE & TECHNOLOGIES, INC.
filed 2015-02-12
CIK 1552743

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

Explanatory Note

The Registrant is filing this Amendment No. 1 to is Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, which was originally filed on November 19, 2014 (the “Form 10-Q”).  The purpose of this Amendment No. 1 is to account for penalties and interest charged to the Registrant for payroll tax delinquencies during the quarters ended September 30 and December 31, 2013 and March 31 and June 30, 2014.  These penalties and interest were assessed by the IRS during the quarter ended December 31, 2014,.  Such penalties and interest have been recorded and reported during the quarters for which the delinquencies occurred.

For convenience of the reader, this Amendment No. 1 sets forth the Form 10-Q in its entirety, as modified and superseded where necessary to reflect the restatement.  The following items have been amended as a result of and to reflect the restatement:

Part I – Item 1. Financial Statements;

December 31, 2013 amounts were updated to reflect the results of completion of the December 31, 2013 audit

Penalties and Interest of $16,418 was recognized during the nine months ended September 30, 2014

Accounts Payable and Accrued Expenses was increased by $34,522 as of September 30, 2014

Subsequent Event footnote was updated for the payroll tax assessment.

Part I – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations;

This Amendment No. 1 amends only the portions of the Form 10-Q listed in the sections noted above.  This Amendment No. 1 does not reflect events occurring after the original filing date of the 10-Q other than those associated with the restatement.

PART I - FINANCIAL STATEMENTS

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	23

Item 1A. Risk Factors	23

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3. Defaults upon Senior Securities	23

Item 4. Mine Safety Disclosures	23

Item 5. Other Information	23

Item 6. Exhibits	24

ENVIRONMENTAL SCIENCE AND TECHNOLOGIES, INC.

Consolidated Balance Sheets

	As of September 30, 2014	As of December 31, 2013
	(Unaudited & Restated)
ASSETS

Current Assets
Cash	$3,557	$9,680
Accounts receivable	157,862	30,876
Accounts receivable - related party	14,023	134,688
Inventory	192,275	37,587
Prepaid Expenses	17,090	600
Total Current Assets	384,807	213,431

Non-Current Assets
Equipment, net	60,549	70,796
TOTAL ASSETS	$445,356	$284,227

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Bank Overdraft	$92,050	$-
Accounts payable and accrued expenses	772,396	484,146
Convertible notes and interest payable	150,836	151,274
Note payable	8,700	-
Due to Officer	140,556	-
Due to related party	15,000	15,000
Total Current Liabilities	1,179,538	650,240

Stockholders' Deficit
Preferred stock, $0.0001 par value, 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value, 250,000,000 shares authorized; 28,501,429 and 27,171,429 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	2,850	2,717
Common stock to be issued, 6,509,500 and 515,000 shares at September 30, 2014 and December 31, 2013, respectively	651	51
Additional paid-in capital	632,087	403,575
Accumulated deficit	(1,369,770)	(772,536)
Total Stockholders' Deficit	(734,182)	(366,193)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$445,356	$284,227

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ENVIRONMENTAL SCIENCE AND TECHNOLOGIES, INC.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Sales		(Restated)	(Restated)	(Restated)
Packaging solutions	$258,131	$113,243	$397,120	$113,243
Absorbent products	159,255	110,483	310,007	110,483
Related Party Revenue	14,022	51,170	310,880	51,170
Total sales	431,408	274,896	1,018,007	274,896

Cost of goods sold
Packaging solutions	158,098	93,133	445,343	93,133
Absorbent products	121,008	76,776	237,308	76,776
Shipping - net	45,200	-	63,471	-
Total cost of goods sold	324,306	169,909	746,122	169,909

Gross profit	107,102	104,987	271,885	104,987

Operating Expenses
General and Administrative	300,157	277,418	844,001	486,094

Loss from operations	(193,055)	(172,431)	(572,116)	(381,107)

Other expense
Penalties and Interest	-	(4,766)	(16,418)	(4,766)
Interest expense	(1,261)	(986)	(8,700)	(986)
Total other expense	(1,261)	(5,752)	(25,118)	(5,752)

Net loss	$(194,316)	$(178,183)	$(597,234)	$(386,859)

Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average number of shares outstanding - basic and diluted	28,501,429	25,960,043	28,365,019	17,451,213

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ENVIRONMENTAL SCIENCE AND TECHNOLOGIES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2014	2013
	(Restated)	(Restated)
Cash Flows from Operating Activities
Net loss	$(597,234)	$(386,859)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	19,740	534
Stock-based compensation	98,245	57,563
Expenses paid by officer	140,556	-
Changes in operating assets and liabilities:
Accounts receivable	(6,321)	(186,496)
Inventory	(154,688)	(83,067)
Prepaid expenses and other current assets	(16,490)	(8,100)
Accounts payable and accrued expenses	292,060	289,288
Interest payable on convertible notes	(438)	986
Net cash used in operating activities	(224,570)	(316,151)

Cash Flows from Investing Activities
Purchase of equipment	(793)	(11,877)
Net cash used in investing activities	(793)	(11,877)

Cash Flows from Financing Activities
Bank Overdraft	88,240	-
Payments from (to) related party	-	(2,500)
Proceeds from convertible notes	-	150,000
Proceeds from related party	-	1,924
Capital contribution by officer	-	500
Issuance of common stock for cash	131,000	235,000
Issuance of common stock for cash--related parties	-	1,123
Net cash provided by financing activities	219,240	386,047

Increase in Cash and Cash Equivalents	(6,123)	58,019

Cash and Cash Equivalents--Beginning of Period	9,680	-
Cash and Cash Equivalents--End of Period	$3,557	$58,019

Non-Cash Investing and Financing Activities
Debt settlement related to a former officer	$-	$2,924
Common stock issued for consultants	$23,244	$47,000
Note issue to related party for intangible assets	$-	$25,000
Retirement of shares from officer	$(669)	$-
Note for purchase of equipment	$8,700	$-
Subscriptions Payable	$651	$-

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

Restatement

The Company’s consolidated balance sheet at September 30, 2014, its consolidated statement of comprehensive income (loss) for the nine months ended September 30, 2014 and its consolidated statement of cash flows for the nine months ended September 30, 2014 have been restated to account for penalties and interest assessed during the fourth quarter of 2014 as a result of being delinquent in the payment of payroll taxes from July 1, 2013 through June 30, 2014. Accounts payable and accrued expenses and Accumulated deficit increased by $34,522 as of September 30, 2014. The net loss for the nine-month period ended September 30, 2014 increased by $16,418 and the net loss for the three and nine month period ended September 30, 2013 increased $4,766.

NOTE 3. GOING CONCERN

During the nine months ended September 30, 2014, although the Company has generated revenue, thus far it has been unable to generate cash flows sufficient to support its operations and has been dependent on debt and equity financing. In addition to negative cash flow from operations, the Company has experienced recurring net losses, and has an accumulated deficit of $1,369,770 as of September 30, 2014. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

As of September 30, 2014, the company was delinquent with respect to the payment of IRS Payroll Taxes for the period July 1, 2013 through June 30, 2014 in the amount of $119,079. As of January 26, 2015, the Company owed an aggregate of $153,601, including $34,522 in penalties and interest related to these delinquencies.  The Company believes that it will be able to secure a waiver of penalties in the aggregate approximate amount of $31,000, leaving the Company with a payroll tax liability (including interest) of approximately $122,000. The company expects to pay this amount out in installments over a three year period (approximately $3,500 per month). Since June 30, 2014, the Company has been current in the payment of its payroll taxes.

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

At September 30, 2014, we had a working capital deficiency of approximately $795,000, compared to a working capital deficiency of approximately $437,000 at December 31, 2013.The $341,000 increase in our working capital deficiency was due primarily to a $272,000 increase in accounts payable and accrued expenses, a $140,000 increase in due to officer (related to Company expenses paid directly by our CEO and major shareholder) and a $121,000 decrease in accounts receivable – relate party partially offset by a $154,000 increase in inventory and a $127,000 increase in accounts receivable.

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

As of September 30, 2014, the company was delinquent with respect to the payment of IRS Payroll Taxes for the period July 1, 2013 through June 30, 2014 in the amount of $119,079. As of January 26, 2015, the Company owed an aggregate of $153,601, including $34,522 in penalties and interest related to these delinquencies.  The Company believes that it will be able to secure a waiver of penalties in the aggregate approximate amount of $31,000, leaving the Company with a payroll tax liability (including interest) of approximately $122,000. The company expects to pay this amount out in installments over a three year period (approximately $3,500 per month). Since June 30, 2014, the Company has been current in the payment of its payroll taxes.

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

Other Expense

Other expense for the three months ended September 30, 2014 was $1,261 as compared to other expense of $5,752 for the three months ended September 30, 2013. The difference was due to the convertible notes payable being held for the entire three month period ended September 30, 2014 as compared to them being issued during the three month period ended September 30, 2013.  In addition, the increased expense reflects $4,766 in penalties assessed for delinquent payroll taxes.

Net Loss

Net loss was $194,316 for the three months ended September 30, 2014 as compared to $178,183 for the three months ended September 30, 2013. The higher net loss for the three months ended September 30, 2014 resulted from higher material cost and the higher selling, general and administrative costs as described above. Net loss per common share was $0.01 for the three months ended September 30, 2014 as compared to $0.01 for the three months ended September 30, 2013. The weighted average number of shares outstanding for the three months ended September 30, 2014 and 2013 were 28,501,429 and 25,960,043, respectively.

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