Form 10-K
period 2014-12-31
ENVIROMART COMPANIES, INC.
filed 2015-04-15
CIK 1552743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

  X . ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

      . TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission File Number: 000-53661

THE ENVIROMART COMPANIES, INC.

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

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). The Registrant does not have a corporate website Yes    . No  X.

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes    . No X.

The issuer’s common stock is not currently quoted on any market. The issuer therefore cannot estimate the aggregate market value of the issuer’s voting and non-voting common equity held as of June 30, 2014, the last day of the registrant’s most recently completed second fiscal quarter, by non-affiliates of the issuer. As of April 14, 2015, there were 37,190,000 shares of $0.0001 par value common stock issued and outstanding.

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

You should be aware that our actual results could differ materially from those contained in forward-looking statements due to a number of factors, including our ability to:

•

execute our business plan, including development of our B2B portal, Enviromart.com, given our limited financial resources

•

generate sufficient cash flow from our operations or other sources to fund our working capital needs and growth initiatives;

•

successfully introduce and attain market acceptance of any new products and/or enhancements of existing products;

•

attract and retain qualified personnel;

•

prevent obsolescence of our technologies;

•

maintain agreements with our critical vendors;

•

secure new business, both from existing and new customers.

The forward-looking statements speak only as of the date on which they are made, and, except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.  References in this report to the “Company,” “we,” “our,” and “us” refer to the registrant, The Enviromart Companies, Inc.

PART I

ITEM 1.  Business

Our Company

The Enviromart Companies, Inc.(the “Company”), formerly known as Environmental Science and Technologies, Inc.,was incorporated under the laws of the State of Delaware on June 18, 2012.  On June 21, 2013, the Company completed an acquisition of intangible assets comprised of intellectual property and trademarks from its Chief Executive Officer.  In conjunction with the acquisition of the intangible assets, the Company commenced operations.  As of June 30, 2013 the Company had more than nominal operations and no longer considered itself to be a “shell company” within the meaning of applicable securities laws.  In particular, as of such date, the Company had raised capital, hired employees, leased space, engaged consultants and advisors, conducted extensive sales and marketing related activities (both domestically and internationally), negotiated vendor and supplier relationships and engaged seller’s representatives. Moreover, the Company has, since June 30, 2013, realized material revenues from its EnviroPack and SpillCon businesses, which arose from its sales and marketing activities conducted prior to June 30, 2013.

As of January 2, 2015, the Company’s business is operated through its wholly-owned subsidiary, EnviroPack Technologies, Inc. Effective on or about January 15, 2015, the Company changed its name to The Enviromart Companies, Inc. and the Company’s wholly-owned subsidiary, EnviroPack Technologies, Inc., changed its name to Enviromart Industries, Inc. The Company’s other wholly owned subsidiaries are currently inactive.

Products and Services

Our EnviroPack product line consists of environmental compliance packaging solutions for environmentally sensitive waste materials. Our SpillCon product line focuses on the distribution of spill control products for marine and land based oil and chemical spills.

EnviroPack products consist of hazardous waste disposal and containment products for environmentally sensitive waste materials.  Waste materials are typically generated from the by-products of a diverse list of manufacturing companies. In addition, EnviroPack products are used for the remediation and clean-up of legacy Superfund waste sites related to the disposal of environmental waste accumulated over time.

SpillCon product categories include products designed to aid in the detection, response, deployment, containment, clean up and remediation of oil and chemical spills. Our SpillCon product mix is a compilation of several of the premier sorbent manufacturers in the industry. Certain SpillCon products are proprietary and unique in design and functionality.

In addition to our current product lines, subject to the availability of sufficient funds, which we do not currently have, we anticipate that we will over the next three to six months be developing a line of private label products for both EnviroPack and SpillCon products. Our products are largely geared towards environmental cleanup and emergency response firms that are certified to handel, process and treat a wide variety of hazardous and non-hazardous waste materials.  In addition, both large and small manufacturing companies that generate waste through their processing facilities are ideal candidates for our products.  Municipalities and utilities are also prime prospects for our proprietary product lines.

The market for EnviroPack/SpillCon products is broken down into three customer categories - Environmental Response companies, Supply Dealers and Waste Generators.  Each group consists of three sub-groups: a few Tier 1, several Tier 2 and numerous Tier 3 Customers. Tier 1 Environmental customers consist of national environmental response firms with multiple locations throughout the US. Environmental Tier 2 clients are more regional in scope with several locations. The Tier 1 and 2 firms are all about the same size in specific locations. Environmental Tier 3 customers are smaller and regional in scope with one main location from which they operate.  The same basic market structure (Tier 1, Tier 2 and Tier 3) exists with respect to Supply Dealers and Waste Generators.

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

EnviroPack/SpillCon

EnviroPack/SpillCon products are distributed through several channels.  Our core method of distribution is through select and established container, safety supply and material handling distributors strategically located throughout the US and Canada. All products are currently being warehoused in our central distribution center in Southern NH. We intend when our resources permit where appropriate to use public warehousing facilities throughout the US to assist in rapid delivery of products to the environmental emergency response market

Competition

In general, we compete against much larger entities, most of which have substantially greater financial resources than we do. We operate in an extremely competitive market for all of our product offerings.

EnviroPack/SpillCon

Our environmental waste packaging products (EnviroPack) compete against offerings of such companies as Georgia-Pacific and International Paper. Our environmental spill response and control products (SpillCon) compete with such companies as New Pig Corporation, Brady Corporation, Complete Environmental Products, Inc. and Sellars Absorbent Materials, Inc.  Our main competitors consist of a few regional companies scattered throughout the US. No one company has dominant market share. There are no major competitors in our geographical region.

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

Customers

EnviroPack/SpillCon

We anticipate that our largest account will not represent more than 15% of our overall EnviroPack / Spillcon business.

Personnel

As of December 31, 2014, we employed 10 persons.

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

As of December 31, 2014, we do not own any patents and had no patents pending. We have not been nor are we currently involved in or aware of any litigation regarding any of our intellectual property.

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

Seasonality

From inception (Q2 2013) through December 31, 2014, the Company realized approximately $2,179,000 in revenues. Accordingly, we do not yet have a complete historical basis to determine whether our revenue will be subject to seasonal fluctuation. Based on our history to date, we do anticipate some seasonality in our revenues, with somewhat lower revenues during the summer and winter months.

Available Information

We are currently developing a corporate Internet site. The public may read and copy any materials we file with the Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to the foregoing, at the SEC’s Public Reference Room at 100 F St., NE, Washington, DC 20549, on official business days during the hours of 10 AM to 3 PM. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains periodic and current reports, proxy and information statements, and other information regarding the Company and other issuers that file electronically with the SEC.

ITEM 2:  Properties

We are headquartered in Plaistow, New Hampshire, where we lease space from an entity controlled by Michael R. Rosa, our Chief Executive Officer and a significant shareholder. Currently, we are leasing approximately 10,000 square feet of space, of which 2,000 square feet is dedicated to administration, 500 square feet is dedicated to research and development and 7,500 square feet is dedicated to warehouse. The monthly rent for this facility is currently $7,500. This is a gross lease under which the landlord pays taxes, utilities and maintenance and repairs. We believe that our current office space is adequate for current and anticipated near term levels of business activity.

ITEM 3:  Legal Proceedings

Except as disclosed below, we are not a party to any pending legal proceeding. To the knowledge of our management, except as disclosed below, no federal, state or local governmental agency is presently contemplating any proceeding against us.

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

We have received notification from the DLA stating that our appeal was reviewed and denied.  As a result, we are not able to bid on any new US government contracts that might otherwise be of interest to us. Our inability to bid on future US government contracts could have an adverse effect on our revenues and profitability, unless we are able to replace the resulting revenue loss.

PART II

ITEM 5:  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Price quotations for our common stock are not currently available and there is no public trading market for our common stock.  No assurance can be given that any market for our common stock will ever develop or be maintained.

For any market that develops for our common stock, the sale of “restricted securities” (common stock) pursuant to Rule 144 of the SEC by members of management or any other person to whom any such securities may be issued in the future may have a substantial adverse impact on any such public market.  For information regarding the requirements for re-sales under Rule 144, see the heading “Rule 144” below.

Holders

As of March 31, 2015, we had approximately 77 shareholders of record.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Unregistered Sales

The Company agreed to issue a consultant 195,000 shares from August through December, 2014 in exchange for accounting services.  These shares were valued at $0.0125 per share.

In September, 2014, the Company agreed to issue 100,000 shares to the holder of a convertible note in exchange for his agreeing to extend the due date of the note until September 15, 2015.

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

After Six-month holding period – may resell in accordance with all Rule 144 requirements including:

· Current public information,

· Volume limitations,

· Manner of sale requirements, and

· Filing of Form 144.

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

· Current public information,

· Volume limitations,

· Manner of sale requirements, and

· Filing of Form 144.

During one-year holding period – no resales under Rule 144 permitted. After one-year holding period – unlimited public resales under Rule 144; need not comply with any other Rule 144 requirements.

Shell Companies

The following is an excerpt from Rule 144(i) regarding re-sales of securities of shell companies:

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

Purchases of Equity Securities by Us and Affiliated Purchasers

None; not applicable.

ITEM 6:  Selected Financial Data

Not required for smaller reporting companies.

ITEM 7:  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

On June 21, 2013, the Company completed the acquisition of certain assets from Michael R. Rosa, its chief executive officer, and commenced business operations. Since completing the acquisition, the Company has raised capital, hired employees, leased space, engaged consultants and advisors, conducted extensive sales and marketing related activities both domestically and internationally, negotiated vendor relationships and engaged seller’s representatives. As of June 30, 2013 the Company had more than nominal operations and no longer considered itself to be a “shell company” within the meaning of applicable securities laws. The Company has, since June 30, 2013, realized revenues from its EnviroPack and SpillCon businesses. The Company’s business had, through December 31, 2014, been operated through four wholly-owned subsidiaries: Remote Aerial Detection Systems, Inc. (“RADS”), EnviroPack Technologies, Inc., SpillCon Solutions, Inc. and SorbTech Manufacturing, Inc.

As of January 2, 2015, the Company’s business was operated through its wholly-owned subsidiary, EnviroPack Technologies, Inc. Effective on or about January 15, 2015, the Company changed its name to The Enviromart Companies, Inc. and the Company’s wholly-owned subsidiary, EnviroPack Technologies, Inc., changed its name to Enviromart Industries, Inc. The Company’s other wholly owned subsidiaries are currently inactive.

The Company is a provider of United Nations/Department of Transportation (“UN/DOT”) certified environmental waste packaging solutions, environmental spill response and control products (primarily absorbent products), and sell consumer and commercial spill control products for the hazardous and bio-hazardous waste clean-up markets.

As the Company only established its business operations on June 21, 2013 (and was a shell company prior to such date), the Company has no meaningful historical business operations, with which to compare the current calendar year period. Since the Company has no comparable historical business operations, the following discussion omits comparative discussion of income from continuing operations, expenses and other matters related to “results of operations,” as well as information relating to the statement of cash flows, as the Company does not believe that analysis of this information would be meaningful to investors.

Recent Developments

On January 12, 2015, the Company approved an amendment to its certificate of incorporation to change its name to “The Enviromart Companies, Inc.” The Company’s wholly owned subsidiary, EnviroPack Technologies, Inc., also approved, on January 12, 2015, an amendment to its certificate of incorporation to change its name to “Enviromart Industries, Inc.” Effective as of January 2, 2015, all of the Company’s business was being conducted through Enviromart Industries, Inc., its wholly owned subsidiary (f/k/a EnviroPack Technologies, Inc.).

Liquidity and Capital Resources

Currently, we have only minimal operating capital. Accordingly, we have an immediate and urgent need for additional capital to fund our business operations. Although the $300,000 in inventory financing we received through April 8, 2015, is helping to fund limited sales, the lack of operating capital is nevertheless adversely affecting our ability to purchase needed product inventory and develop our Enviromart.com B2B website.  Consequently, the lack of working capital is currently interfering with our ability to implement our business plan and maximize our sales revenue. We are actively seeking to raise additional capital through the sale of equity and/or debt securities. Sales of additional equity securities (or securities convertible into equity securities) will dilute the percentage ownership interest of existing stockholders in the Company.

Although our operating revenues have grown, we are incurring significant costs and expenses in connection with the establishment of our business, implementation of our business plan and ongoing compliance costs associated with being a public company. During the year ended December 31, 2014, our operating activities used approximately $487,000 in cash (about $20,000 per month). This is because we were able to fund our operating losses through increased accounts payable and accrued expenses, as well as advances form our CEO. Funding our business through increased accounts payable and accrued expenses is not a sustainable way to fund our operating activities. We need to raise additional cash immediately in order to fund our business operations and implement our business plan. As a result, we have an immediate and urgent need for additional funds.

At December 31, 2014, we had a working capital deficiency of approximately $942,000 compared to a working capital deficiency of approximately $437,000 at December 31, 2013.The $523,000 increase in our working capital deficiency was due primarily to an increase in accounts payable and accrued expenses of $415,000, a $154,000 increase in due to officer (related to Company expenses paid directly by our CEO and major shareholder), an increase in the inventory line of credit of $200,000 and a $90,000 decrease in accounts receivable – related party, partially offset by a $237,000 increase in accounts receivable and a $133,000 increase in inventory.

In order to remedy this liquidity deficiency, we need to raise additional capital immediately, and ultimately we will need to generate substantial positive operating cash flows. Our internal sources of funds will consist of cash flows from operations, but not until we begin to realize additional revenues from the sale of products. As previously stated, as of the date of filing of this Annual report, we have only limited cash, and our operations are generating negative cash flows, and thus adversely affecting our liquidity. We intend to raise additional funds through equity and/or debt financing. In addition, we expect that our operations will continue to generate increasing revenues during the first half of 2015, which should improve our liquidity deficiency. If we are unable to raise additional funds in the near term, we will not be able to implement our business plan, and it is unlikely that we will be able to continue as a going concern.

Subject to the availability of funds, which we currently do not have, we expect to incur approximately $250,000 in web development expenditures over the next 12 months. The purpose of these expenditures will be to continue the development of our Environmart.com B2B website.

We expect to fund these capital expenditures and website development costs through a combination of cash flows from operations (but not until we realize further significant revenue growth) and proceeds from equity/debt financing. If we are unable to generate positive cash flows from operations, and/or raise additional funds (either through debt or equity or a combination thereof), we will be unable to fund these expenditures, in which case, there could be an adverse effect on our business and results of operations.

Since March, 2013, we have raised an aggregate of approximately $567,000 from the sale of shares of common stock and convertible promissory notes. We expect to raise additional funds in the near term from the further equity and/or debt offerings. Additional sales of common stock or securities convertible into common stock will reduce the percentage interest of existing stockholders in our Company.

In addition, on September 26, 2014, the Company entered into an agreement with Rushcap Group, Inc. (controlled by Mark Shefts (a significant shareholder)) to provide a revolving line of credit to purchase inventory to the Company. The maximum borrowing amount under this agreement is $300,000. Interest is charged at a rate of 3.5% per advance for the first 30 day period or portion thereof, then 1.5% per 30 day period or portion thereof until paid with a maximum borrowing term of 120 days per advance. Payments are due within 30 days of the Company receiving payment from the customer for invoices which are funded under this agreement. As of March 31, 2015, the full $300,000 had been advanced to the company under this agreement and is currently outstanding.

The inventory funding provided by Rushcap Group has enabled the Company to significantly grow its revenue during the fourth quarter of 2014, as compared with the prior three quarters. For the nine month period ended September 30, 2014, the Company had revenues of approximately $1,018,000 (or about $113,000 per month). The Company realized revenue of approximately $639,000 in the fourth quarter of 2014 (or about $213,000 per month). Accordingly, the Company has nearly doubled its monthly sales revenue in the fourth quarter of 2014, as compared with the nine months ended September 30, 2014. The Company believes this level of sales can be maintained or surpassed during the next calendar year.

As of December 31, 2014, the company was delinquent with respect to the payment of IRS Payroll Taxes for the period July 1, 2013 through June 30, 2014 in the amount of $119,079. As of March 31, 2015, the Company owed an aggregate of $153,601, including $34,522 in penalties and interest related to these delinquencies.  The Company believes that it will be able to secure a waiver of penalties in the aggregate approximate amount of $31,000, leaving the Company with a payroll tax liability (including interest) of approximately $122,000. The company expects to pay this amount out in installments over a three year period (approximately $3,500 per month). Since June 30, 2014, the Company has been current in the payment of its payroll taxes.

In the event we do not generate sufficient funds from revenues or financing through the issuance of common stock or from debt financing, we will not be able to fully implement our business plan and pay our obligations as they become due, any of which circumstances would have a material adverse effect on our business prospects, financial condition, and results of operations. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities. See Note 3 to the Financial Statements - Going Concern.

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

We have received notification from the DLA stating that our appeal was reviewed and denied.  As a result, we are not able to bid on any new US government contracts that might otherwise be of interest to us. Our inability to bid on future US government contracts could have an adverse effect on our revenues and profitability, unless we are able to replace the resulting revenue loss.

ITEM 7A:  Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

ITEM 8:  Financial Statements and Supplementary Data

THE ENVIROMART COMPANIES, INC.

FINANCIAL STATEMENTS

December 31, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Enviromart Companies, Inc.

We have audited the accompanying consolidated balance sheets of Enviromart Companies, Inc. (the Company) as of December 31, 2014 and 2013 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Enviromart Companies, Inc. as of December 31, 2014 and 2013, and the results of their operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has experienced recurring net losses and has an accumulated deficit of $1,526,568 as of December 31, 2014 which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT

April 15, 2015

THE ENVIROMART COMPANIES, INC.

BALANCE SHEETS

	As of	As of
	December 31,	December 31,
	2014	2013

ASSETS

Current Assets
Cash	$1,915	$9,680
Accounts receivable	268,345	30,876
Accounts receivable - related party	44,579	134,688
Inventory	171,156	37,587
Prepaid Expenses and Other Current Assets	-	600
Total Current Assets	485,995	213,431

Machinery and Equipment, net	53,961	70,796
TOTAL ASSETS	$539,956	$284,227

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Bank Overdraft Payable	$8,721	$-
Accounts payable and accrued expenses	890,204	484,146
Convertible notes and interest payable	152,096	151,274
Line of Credit – related party	200,000	-
Note Payable	7,975	-
Due to Officer	153,745	-
Due to related party	15,000	15,000
Total Current Liabilities	1,427,741	650,420

Stockholders' Deficit
Preferred stock, $0.0001 par value, 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value, 250,000,000 shares authorized; 34,995,429 and 27,171,429 shares issued and outstanding at December 31, 2014 and 2013, respectively	3,500	2,717
Common stock to be issued, 271,000 and 515,000 shares issuable at December 31, 2014 and 2013, respectively	27	51
Additional paid-in capital	635,256	403,575
Accumulated deficit	(1,526,568)	(772,536)
Total Stockholders' Deficit	(887,785)	(366,193)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$539,956	$284,227

The accompanying notes are an integral part of these financial statements

THE ENVIROMART COMPANIES, INC.

STATEMENTS OF OPERATIONS

	Year Ended
	December 31,
	2014	2013

Sales
Packaging solutions	$803,422	$161,300
Absorbent products	498,595	156,127
Related party revenue	355,460	203,613
Total sales	1,657,477	521,040

Cost of goods sold
Packaging solutions	718,393	310,036
Absorbent products	427,260	124,564
Shipping - net	97,548	11,943
Total cost of goods sold	1,243,201	446,543

Gross profit	414,276	74,497

Operating Expenses
General and Administrative	1,128,745	762,120
Intangible Asset impairment charge	-	60,000
Total general and administrative fees	1,128,745	822,120

Loss from operations	(714,469)	(747,623)

Other expense
Penalties and Interest	(16,575)	(18,104)
Interest Expense	(22,988)	(4,809)
Total other expense	(39,563)	(22,913)

Net loss	$(754,032)	$(770,536)

Basic and diluted loss per share	$(0.02)	$(0.04)

Weighted average number of shares outstanding - basic and diluted	31,416,834	19,595,045

The accompanying notes are an integral part of these financial statements

THE ENVIROMART COMPANIES, INC.

STATEMENT OF STOCKHOLDERS’ DEFICIT

	Common Stock Issued		Common Stock Issuable		Additional Paid in Capital
	Shares	Par Value	Shares	Par Value		Accumulated Deficit	Stockholders' Equity
							(Deficit)
Balance, December 31, 2012	10,000,000	$1,000	-	$-	$-	$(2,000)	$(1,000)

Common Stock
Issued for consulting services	250,000	25	65,000	7	31,469	-	31,500

Private placement at
$0.10 per share	2,100,000	210	-	-	209,790	-	210,000

Private placement at
$0.25 per share	-	-	100,000	10	24,990	-	25,000

Issued for wages and benefits	350,000	35	-	-	34,965	-	35,000

Issued for asset acquisitions	3,250,000	325	350,000	35	34,640	-	35,000

Founders shares issued	11,221,429	1,122	-	-	-	-	1,122

Officer Contributions	-	-	-	-	67,721	-	67,721

Net loss for the period	-	-	-	-	-	(770,536)	(770,536)

Balance, December 31, 2013	27,171,429	2,717	515,000	52	403,575	(772,536)	(366,192)

Issued for consulting services	1,001,500	100	271,000	27	101,312	-	101,439

Private placement at
$0.0125 per share	10,000,000	1,000	-	-	124,000	-	125,000

Private placement at
$0.002 per share	3,000,000	300	-	-	5,700	-	6,000

Issuance of shares issuable at 12-31-13	515,000	52	(515,000)	(52)	-	-	-

Retirement of shares issued	(6,692,500)	(669)			669		-

Net loss for the period	-	-	-	-	-	(754,032)	(754,032)

Balance, December 31, 2014	34,995,429	$3,500	271,000	$27	$635,256	$(1,526,568)	$(887,785)

The accompanying notes are an integral part of these financial statements

THE ENVIROMART COMPANIES, INC.

STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31,
	2014	2013

Cash Flows from Operating Activities
Net loss	$(754,032)	$(770,536)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization expense	26,328	7,460
Write off of Intangible Assets	-	60,000
Inventory Allowance	-	7,193
Founder debt forgiveness	-	2,924
Loss on extinguishment of debt	1,250	-
Stock-based compensation	100,188	66,500
Changes in operating assets and liabilities:
Accounts receivable	(147,360)	(165,564)
Inventory	(133,569)	(44,780)
Prepaid expenses and other current assets	600	(600)
Accounts payable and accrued expenses	409,869	484,146
Interest payable on convertible notes	9,986	1,274
Net cash used in operating activities	(486,740)	(351,983)

Cash Flows from Investing Activities
Purchase of equipment	(9,493)	(13,959)
Net cash used in investing activities	(9,493)	(13,959)

Cash Flows from Financing Activities
Proceeds from (payment of) bank overdraft	4,912	-
Payments on inventory financing	(9,164)	-
Expenses paid by officer	153,745	-
Proceeds from (payments to) related party	-	(11,000)
Proceeds from Convertible Notes	-	150,000
Proceeds from Inventory Line of Credit	200,000	-
Proceeds from Note Payable	7,975	-
Capital Contribution from officer	-	500
Issuance of common stock for cash	131,000	236,122
Net cash provided by financing activities	488,468	375,622

Increase in Cash and Cash Equivalents	(7,765)	9,680

Cash and Cash Equivalents--Beginning of Period	9,680	-
Cash and Cash Equivalents--End of Period	$1,915	$9,680

Non-Cash Investing and Financing Activities
Common stock issued for Intangible Assets	$-	$35,000
Donation of Equipment from founder	$-	$64,297
Note issued to related party for intangible asset	$-	$25,000
Common stock issued for consultants	$26,440	$66,500
Retirement of shares from officer	$(669)	$-
Note for purchase of equipment	$8,700	$-
Subscription payable	$(24)	$51

The accompanying notes are an integral part of these financial statements

THE ENVIROMART COMPANIES, INC.

Notes to Financial Statements

December 31, 2014 and 2013

NOTE 1.  ORGANIZATION AND DESCRIPTION OF BUSINESS

Environmental Science and Technologies, Inc. (the “Company”), formerly known as APEX 5, Inc., was incorporated under the laws of the State of Delaware on June 18, 2012. On June 21, 2013, the Company completed an acquisition of intangible assets comprised of intellectual property and trademarks from its Chief Executive Officer. In conjunction with the acquisition of the intangible assets, the Company commenced operations. As of June 30, 2013 the Company had more than nominal operations and no longer considered itself to be a “shell company” within the meaning of applicable securities laws. In particular, as of such date, the Company had raised capital, hired employees, leased space, engaged consultants and advisors, conducted extensive sales and marketing related activities (both domestically and internationally), negotiated vendor and supplier relationships and engaged seller’s representatives. Moreover, the Company has, since June 30, 2013, realized material revenues from its EnviroPack and SpillCon businesses, which arose from its sales and marketing activities conducted prior to June 30, 2013. In addition to the foregoing, during the year ended December 31, 2014, the Company realized approximately $1,671,000 in revenues. Based upon the foregoing, the Company no longer considers itself a “Development Stage Company.”

As of January 2, 2015, the Company’s business was operated through its wholly-owned subsidiary, EnviroPack Technologies, Inc. Effective on or about January 15, 2015, the Company changed its name to The Enviromart Companies, Inc. and the Company’s wholly-owned subsidiary, EnviroPack Technologies, Inc., changed its name to Enviromart Industries, Inc. The Company’s other wholly owned subsidies are currently inactive.

The Company is a provider of United Nations/Department of Transportation (“UN/DOT”) certified environmental waste packaging solutions, as well as environmental spill response and control products (primarily absorbent products)

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Enviromart Industries, Inc. All inter-company accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities of three months or less when acquired to be cash equivalents.

Accounts Receivable

In the normal course of business, the Company extends credit to customers that satisfy defined credit criteria.  Accounts receivable is recorded at carrying value, which approximates fair value, and is presented in the Company's consolidated balance sheets net of any allowance for doubtful accounts.  As of December 31, 2014, an allowance for doubtful accounts had not been deemed necessary, and therefore, not recorded.

Inventory

The Company’s inventory is stated at the lower of cost or estimated realizable value, with cost primarily determined on a weighted-average cost basis on the first-in, first-out (“FIFO”) method.  The Company continuously evaluates the composition of its inventory, assessing slow-turning product.  Estimated realizable value of inventory is determined based on an analysis of historical sales trends of our individual products, the impact of market trends and economic conditions, and a forecast of future demand, giving consideration to the value of current orders in-house relating to the future sales of inventory.  Estimates may differ from actual results due to quantity, quality, and mix of products in inventory, customer demand, and market conditions.  The Company’s historical estimates of these costs and any provisions have not differed materially from actual results.  Any reserves for inventory shrinkage, representing the risk of physical loss of inventory, are adjusted based upon physical inventory counts.  As of December 31, 2014, an inventory reserve of $7,193 has been recorded.

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

For the year ended December 31, 2014, one customer represented 21% of our total revenues. The loss of this customer would have a material adverse effect on our business.

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

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized.  As of December 31, 2014, all deferred tax assets continue to be fully reserved.

Basic Earnings (Loss) Per Share

Basic EPS is based on the weighted average number of common shares outstanding.  Diluted EPS is based on the weighted average number of common shares outstanding and dilutive common stock equivalents.  Basic EPS is computed by dividing net income/loss available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period.  Weighted average number of shares used to calculate basic and diluted loss per share is considered the same as the effect of dilutive shares is anti-dilutive for all periods presented. As of December 31, 2014, there were 1,800,000 common stock equivalents that were not included in the dilutive earnings per share calculation as their effect is anti-dilutive.

Revenue Recognition

Revenue is recognized across all segments of the business when there is persuasive evidence of an arrangement, delivery has occurred, price has been fixed or is determinable, and collectability is reasonably assured.  Revenue is recognized at the time title passes and risk of loss is transferred to customers.

Sales Reserves and Uncollectible Accounts

A significant area of judgment affecting reported revenue and net income is estimating sales reserves, which represent that portion of gross revenues not expected to be realized.  In particular, wholesale revenue is reduced by estimates of returns, discounts, markdowns, and operational chargebacks.  In determining estimates of returns, discounts, markdowns and operational chargebacks, management analyzes current economic and market conditions.  We review and refine these estimates on a quarterly basis.  As of December 31, 2014, a sales reserve had not been deemed necessary, and therefore, not recorded.

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

NOTE 3.  GOING CONCERN

During the year ended December 31, 2014, although the Company has generated revenue, thus far it has been unable to generate cash flows sufficient to support its operations and has been dependent on debt and equity financing.  In addition to negative cash flow from operations, the Company has experienced recurring net losses, and has an accumulated deficit of $1,526,568 as of December 31, 2014. These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

In order to remedy this liquidity deficiency, we need to raise additional capital immediately, and ultimately we will need to generate substantial positive operating cash flows. Our internal sources of funds will consist of cash flows from operations, but not until we begin to realize substantial additional revenues from the sale of products. As previously stated, as of the date of filing of this Annual report, although our revenues have grown, our operations are generating negative cash flows, and thus adversely affecting our liquidity. We intend to raise additional funds through equity and/or debt financing. In addition, we expect that our operations will continue to generate increasing revenues during the first half of 2015, which should improve our liquidity deficiency. If we are unable to raise additional funds in the near term, we will not be able to implement our business plan, and it is unlikely that we will be able to continue as a going concern.

Subject to the availability of funds, which we currently do not have, we expect to incur approximately $250,000 in web development expenditures over the next 12 months. The purpose of these expenditures will be to continue the development of our Environmart.com B2B website.

We expect to fund these website development costs through a combination of cash flows from operations (but not until we realize further significant revenue growth) and proceeds from equity/debt financing. If we are unable to generate positive cash flows from operations, and/or raise additional funds (either through debt or equity or a combination thereof), we will be unable to fund our development expenditures, in which case, there could be an adverse effect on our business and results of operations.

Since March, 2013, we have raised an aggregate of approximately $517,000 from the sale of shares of common stock and convertible promissory notes in addition to $200,000 from a revolving line of credit for inventory financing. We expect to raise additional funds in the near term from the further equity and/or debt offerings. Additional sales of common stock or securities convertible into common stock will reduce the percentage interest of existing stockholders in our Company.

NOTE 4.  INVENTORY

Inventory consisted of finished goods and raw materials amounting to $143,173 and $35,177, respectively as of December 31, 2014 and $26,579 and $18,201, respectively as of December 31, 2013.  The Company had an inventory reserve of $7,193 as of December 31, 2014 and 2013.

NOTE 5.  EQUIPMENT

Equipment, net consisted of the following as of December 31, 2014 and 2013:

	December 31, 2014	December 31, 2013
Machinery and equipment	$87,749	$78,256
Less: accumulated depreciation	(33,788)	(7,460)
Equipment, net	$53,961	$70,796

The Company recorded depreciation expense of $26,328 and $7,460 for the years ended December 31, 2014 and 2013, respectively.

NOTE 6.  CONVERTIBLE NOTES

During August, 2013, the Company issued convertible promissory notes to accredited investors in the principal amounts of $100,000 and $50,000. These notes originally bore interest at a rate of 10% per annum and had a one year term. The $100,000 note was originally convertible into shares of common stock at the rate of $0.125 per share. The convertible note in the principal amount of $100,000 was amended in July 2014 to extend its maturity date to July 15, 2015 and to make it non-interest bearing. The convertible note in the principal amount of $50,000 was amended in September 2014 (effective July 31, 2014) to extend its maturity date to September 10, 2015, reduce the conversion rate of the note from $0.125 to $0.05 per share, allow the note holder to elect to receive stock in lieu of cash for his interest and issue the note holder 100,000 shares of common stock in consideration of this agreement. On January 21, 2015, the Company and the holders of these notes agreed to reduce the conversion price of the notes to $.025 per share, in consideration for which the holders agreed to extend the maturity date of the notes for an additional one year period (until July 15, 2016 in the case of the $100,000 notes and September 16, 2016 in the case of the $50,000 note). In addition, on January 21, 2015, the Company issued its CEO (who is a significant shareholder) a convertible note in the principal amount of $100,000, in partial satisfaction of amounts he previously advanced to pay Company expenses. The Note is convertible into common stock at the rate of $.025 per share. The repayment of the principal amount of this note was also extended one year until July 2016.

See Note 11 Related Party Transactions for disclosure concerning amounts owed to our CEO. See also Note 13 – Subsequent Events.

The Company evaluated the amended agreements per the guidance at ASC 470-50-40-10, and determined that the present value of the cash flows under the terms of the amended notes payable did not differ by more than 10 percent from the present value of the remaining cash flows of the original notes. Therefore, debt extinguishment accounting rules do not apply.

At the time of issuance the Company assessed the conversion feature to determine if it contained a beneficial conversion feature (BCF) as per ASC 470. The Company determined it did not have a BCF since the conversion price was greater than the market price of the common stock on the date of issuance.

As of December 31, 2014 the Company owed principal of $150,000 and accrued interest of $2,096 related to the convertible promissory notes (not including amounts owed to the CEO, which amounts were unsecured advances as of such date).

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

The Company’s future minimum lease payments are as follows:

2015	30,000
Total	$30,000

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

The Company leases its facility, which consists of 10,000 square feet of office and warehouse space located in Plaistow, New Hampshire for $7,500 per month from an entity owned beneficially by the Company’s CEO and majority shareholder.  The lease is a gross lease under which the landlord pays all taxes, maintenance and repairs, and insurance.  The lease commenced on May 1, 2013 and expires on April 30, 2015. As of December 31, 2014, $7,500 is due under this agreement.

During May 2013, the Company entered into an arrangement with Enco Industries, Inc. (“Enco”), a company that is controlled by the Company’s CEO and then majority shareholder, under which Enco provided administrative and support related services, including warehouse personnel, to the Company for a fixed price of $15,000 per month.  The Company recorded the related expenses as support services, which amounted to $97,500 for the year ended December 31, 2013 ($11,463 of which was classified as cost of goods sold).  This agreement was terminated on November 15, 2013.

In the normal course of business, the Company also sells materials to this related party. During the year ended December 31, 2014, the Company sold $355,460 worth of materials in arms-length transactions to this related party. As of December 31, 2014, the Company was due $44,579 related to these sales.

During the year ended December 31, 2013, the Company’s board of directors authorized the issuance of an aggregate of 11,221,429 founders’ shares, at a price of $0.0001 per share, being the par value per share.  Of the 11,221,429 founders’ shares, 2,921,429 shares were authorized for issuance to individuals not considered related parties.  The aggregate purchase price was $1,123.  See Note 10 - Stockholders’ Equity.

On June 21, 2013, the Company issued an aggregate of 3,250,000 shares of its common stock to the CEO and then majority shareholder of the Company for the purchase of intellectual property and trademarks.  Given that the officer owned more than 50% of the Company’s stock at the time, the asset is required to be recorded at the transferor’s historical cost.  As such, the asset was valued at $-0- since the Company had not incurred any cost in creation of the intellectual property or trademarks.  Had the officer owned less than 50% of the Company’s stock, the asset would have been recognized at fair value, which is $0.10 per share or $325,000.  See Note 10 – Stockholders’ Equity.

As of December 31, 2014, $10,000 of the $25,000 cash portion of the consideration paid for the purchase of intellectual property had been paid.  The remaining $15,000 is included on the consolidated balance sheet as a due to related party because the seller of the intellectual property was hired as an employee of the Company subsequent to the effectiveness of the transaction.

During the year ended December 31, 2014, the Company's CEO paid $153,745 in expenses of the Company through the use of his personal funds and personal credit cards.  On January 21, 2015, $100,000 of this liability was evidenced by a convertible note.  See Note 13 – Subsequent Events.

On July 14, 2014, the Company and its CEO, Michael R. Rosa, entered into an agreement with Mark Shefts, as follows:

(1)

Mr. Shefts: (i) agreed to provide management advisory services to the Company for a period of one year, for $1,000 per month, (ii) made a $125,000 equity investment into the Company,  in exchange for 10 million shares of the Registrant’s common stock, (iii) agreed to extend the maturity date of his convertible promissory note in the principal amount of $100,000 until July 15, 2015 and make the note non-interest bearing, and (iv) will have the option of becoming CEO and a member of the board of the Company. See Note 13 – Subsequent Events;

(2)

Mr. Shefts and the Company’s CEO agreed to endeavor for a specified of time to appoint a mutually agreeable person to act as a director of the Company. In the event that Mr. Shefts and the Company’s CEO are unable to agree on a third director, Mr. Shefts would have the right to appoint the third director;

(3)

Michael R Rosa, CEO of the Company, agreed to surrender approximately 6,692,500 shares of the Registrant’s common stock to the treasury, to be restored to the status of authorized but unissued shares; and

(4)

Mr. Rosa agreed to accept a promissory note in the amount of $98,268 for amounts he has advanced on behalf of the Company through June 30, 2014.  As of December 31, 2014, the amount advanced totaled $153,745 as is included in the consolidated balance sheet as due to officer.  This note was issued on January 21, 2015 for $100,000 and is non-interest bearing and matures on July 15, 2016. See Note 13 – Subsequent Events

The Agreement also provides that if the Board of Directors should at any time determine to discontinue the business operations of the Company, then, subject to compliance with applicable laws, the Company will transfer to Michael R. Rosa its discontinued operating businesses, in exchange for his surrendering to the Company all shares of common stock of the Company owned or controlled by him.

In connection with the foregoing transaction, the Company, on July 14, 2014, sold to Rushcap Group, Inc. (Mark Shefts’ designee) (an accredited investor) 10,000,000 shares of its common stock, for aggregate consideration of $125,000 (a per-share price of $.0125).

In September 26, 2014, the Company entered into an agreement with Rushcap Group, Inc. (controlled by Mark Shefts (a significant shareholder)) to provide a revolving line of credit to purchase inventory to the Company.  The maximum borrowing amount under this agreement is $300,000.  Interest is charged at a rate of 3.5% per advance for the first 30 day period or portion thereof, then 1.5% per 30 day period or portion thereof until paid with a maximum borrowing term of 120 days per advance.  Payments are due within 30 days of the Company receiving payment from the customer for invoices which are funded under this agreement. Through December 31, 2014, $200,000 had been advanced to the company under this agreement. See Note 13 - Subsequent Events.

NOTE 10.  STOCKHOLDERS’ EQUITY

Founders’ Shares

During the year ended December 31, 2013, the Company’s board of directors authorized the issuance of an aggregate of 11,221,429 founders’ shares, at a price of $0.0001 per share, being the par value per share.  The aggregate purchase price was $1,123.

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

On July 14, 2013, the Company sold 10,000,000 shares of its common stock to a single accredited investor for gross proceeds of $125,000 (a per share price of $.0125).

Common Stock Issued for the Purchase of Assets

On July 29, 2013, the Company issued an aggregate of 3,250,000 shares of its common stock to an officer of the Company for the purchase of intellectual property and trademarks.  Given that the officer owned more than 50% of the Company’s stock at the time, the asset is required to be recorded at transferor’s basis.  As such, the asset was valued at $-0- since the Company had not incurred any cost in creation of the intellectual property or trademarks.  Had the officer owned less than 50% of the Company’s stock, the asset would have been recognized at fair value, which is $0.10 per share or $325,000.

On September 30, 2013, the Company agreed to issue an aggregate of 350,000 shares of its common stock and agreed to pay $25,000 in cash to a third party for the purchase of intellectual property, patents and unregistered trademarks at a price of $0.10 per share.  These shares were issued during 2014.  The aggregate purchase price was $60,000.

Stock-Based Compensation

On July 22, 2013, the Company issued 100,000 shares of its common stock to a consultant as a retainer for services to be provided.  The shares were valued at $10,000 or $0.10 per share.  The consultant received an additional 25,000 shares for services on August 1, 2013 and 32,500 shares on September 1, October 1, November 1 and December 1, 2013.   These shares were valued at $15,500 or $0.10 per share.  As of December 31, 2013, 65,000 shares had not yet been issued.  The consultant was scheduled to receive an additional 32,500 shares per month for services, for so long as he remains a consultant to the Company.  Effective July 14, 2014, this agreement was modified to $1,000 per month for one year.

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

In August 2014, the Company entered into an agreement with an accountant (now the company’s CFO) pursuant to which he was compensated for his services at a rate of $75 per hour for the first 20 hours per week, then 1,000 shares per hour for every hour, or partial hour, thereafter.  These shares are valued at $0.0125 per share.  Through December 31, 2014, the Company has issued 54,000 shares and was obligated to issue an additional 141,000 shares under this agreement (these shares have since been issued).

NOTE 11.  INCOME TAXES

A reconciliation of the expected income tax benefit (provision) computed using the federal statutory income tax rate of 34% and New Hampshire statutory income tax rate of 8.5% to the Company’s effective income tax rate is as follows:

	2014	2013
Book income (loss) from operations	(320,464)	(327,478)
Stock/options issued for services	43,111	28,263
Depreciation and amortization	11,189	3,171
Impairment Expense	-	25,500
Change in valuation allowance	266,163	270,545
Income Tax Expense	-	-

The tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets and deferred tax liabilities are presented below:

	2014	2013
Cumulative NOL	(1,263,843)	(637,576)

Deferred Tax assets:
(34% Federal, 8.5% Avg. Corp. Rate)
Net operating loss carry forwards	(648,791)	(328,688)
Stock/options issued for services	71,798	28,688
Depreciation and amortization	14,360	3,171
Impairment Expense	25,500	25,500
Valuation allowance	537,133	270,970
Income tax provision	-	-

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

As of December 31, 2014 and 2013, the Company had net operating loss carry-forwards for federal and state income tax purposes of approximately $1,249,000 and $618,000, respectively.  Such carry-forwards may be used to reduce taxable income, if any, in future year subject to limitations of Section 382 of the Internal Revenue Code for federal income and New Hampshire tax purposes.  The Company believes an ownership change may have occurred, as defined by Sections 382 and 383 of the Internal Revenue Code, which could result in the forfeiture of a significant portion of its net operating loss carry-forwards. The Company is not using any tax attributes in the current year, but will analyze whether a change occurred and the related impact on its gross deferred tax assets, if needed. As the Company's analysis is not complete, the impact to its gross deferred tax assets is uncertain.

Note 12 – LEGAL PROCEEDINGS

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

We have received notification from the DLA stating that our appeal was reviewed and denied.  As a result, we are not able to bid on any new US government contracts that might otherwise be of interest to us. Our inability to bid on future US government contracts could have an adverse effect on our revenues and profitability, unless we are able to replace the resulting revenue loss.

Note 13 – SUBSEQUENT EVENTS

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

On January 12, 2015, the Company approved an amendment to its certificate of incorporation to change its name to “The Enviromart Companies, Inc.” The Company’s wholly owned subsidiary, EnviroPack Technologies, Inc., also approved, on January 12, 2015, an amendment to its certificate of incorporation to change its name to “Enviromart Industries, Inc.” Effective as of January 2, 2015, all of the Company’s business will be conducted through Enviromart Industries, Inc., its wholly owned subsidiary (f/k/a EnviroPack Technologies, Inc.).

On January 22, 2015, we sold an aggregate of 1,848,871 shares of our common stock to two accredited investors at a price per share of $.002, for aggregate consideration of $3,697.

Since December 31, 2014, the Company has borrowed the remaining $100,000 available under the inventory line of credit making the total outstanding balance $300,000 as of April 7, 2015.

On February 10, 2015, the Company issued the 271,000 shares of common stock that was issuable as of December 31, 2014.

On February 10, 2015, the Company issued 75,000 shares to a third party in recognition of services.

On March 24, 2015 the Company awarded its CFO warrants to purchase 750,000 shares of common stock, at an exercise price of $.10 per share, subject to vesting annually over a three year period commencing December 31, 2015. These warrants include a cashless exercise feature.

ITEM 9:  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

ITEM 9A(T):  Controls and Procedures

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

Our CEO and CFO evaluated the effectiveness of our internal control over financial reporting as of December 31, 2014.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (1992).  Based on this evaluation, our CEO and CFO  concluded that, as of December 31, 2014, our internal control over financial reporting were not effective, based on having insufficient resources to establish an effective control environment during 2014.

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

PART III

ITEM 10:  Directors, Executive Officers, and Corporate Governance

Directors and Executive Officers

The following table sets forth certain information regarding our directors and executive officers as of December 31, 2014

Name	Age	Position
Michael R. Rosa	55	Chief Executive Officer and Chairman
George R. Adyns (1)	43	Chief Financial Officer

(1)

George R. Adyns became our CFO on January 2, 2015

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

George R. Adyns, Chief Financial Officer

Mr. Adyns has been our Chief Financial Officer since January 2, 2015. From August 4, 2014 until December 31, 2014, he provided accounting services to us on a consulting basis.  Since 2002, Mr. Adyns, who is a Certified Public Accountant, has provided tax, financial and accounting services to his business clients. In addition, from July 2012 until December, 2013, Mr. Adyns served as CFO for the Center for Social Innovation, LLC. From April 2008 until December, 2010, he served as a senior consultant at Accounting Management Solutions, an advisory firm that provided financial, tax and accounting services to its business clients. Mr. Adyns holds a BS in Finance and Accounting from Merrimack College. He is a Certified Public Accountant.

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

We have received notification from the DLA stating that our appeal was reviewed and denied.  As a result, we are not able to bid on any new US government contracts that might otherwise be of interest to us. Our inability to bid on future US government contracts could have an adverse effect on our revenues and profitability, unless we are able to replace the resulting revenue loss.

Compliance with Section 16(a) of the Exchange Act

The common stock of the Company is registered under the Exchange Act, and therefore, the officers, directors and holders of more than 10% of our outstanding shares are subject to the provisions of Section 16(a) which requires them to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities.  Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  Based solely upon review of the copies of such forms furnished to us during the fiscal year ended December 31, 2014, there were no untimely filings of Section 16(a) reports.

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

ITEM 11:  Executive Compensation

All Compensation

No deferred compensation or long-term incentive plan awards were issued or granted to our management during the years ended December 31, 2014 or 2013. Furthermore, no member of our management has been granted any option or stock appreciation rights; accordingly, no tables relating to such items have been included within this Item. The following table sets forth the aggregate compensation paid by our Company for services rendered during the periods indicated:

SUMMARY COMPENSATION TABLE

Name and Principle Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen-sation ($)	Nonqual-ified Deferred Compen-sation ($)	All Other Compen- sation ($)	Total Earnings ($)

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Michael R. Rosa, CEO	12/31/14	43,096	-	-	-	-	-	-	43,096
Michael R. Rosa, CEO	12/31/13	41,538	-	-	-	-	-	-	41,538
Michael G. Faris, CFO (1)	12/31/14	48,269	-	-	-	-	-	-	48,269
Michael G. Faris, CFO (1)	12/31/13	55,000	-	-	-	-	-	-	55,000
Ibrahim Ash, VP Bus. Dev. (2)	12/31/14	52,025	-	-	-	-	-	-	52,025
Ibrahim Ash, VP Bus. Dev. (2)	12/31/13	41,250	-	-	-	-	-	-	41,250

(1)

Mr. Faris’ employment terminated on July 14, 2014

(2)

Mr. Ash’s employment terminated on August 6, 2014

George Adyns became our CFO effective January 2, 2015. He has no employment contract and his annual salary is $85,000.  On March 24, 2015, our board of directors granted Mr. Adyns a warrant to purchase 750,000 shares of our common stock at an exercise price of $.10 per share.  The warrant has a cashless exercise provision and expires December 31, 2018.

Outstanding Equity Awards at Fiscal Year-End

None, not applicable.

Compensation of Directors

There are no standard arrangements pursuant to which our directors are compensated for any services provided as director, including services for committee participation or for special assignments. Our directors received no compensation for service as directors for the year ended December 31, 2014.

ITEM 12:  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

The following table sets forth the ownership by (i) any person known to us to be the beneficial owner of more than five percent (5%) of any of our outstanding voting securities and (ii) members of our management as of March 31, 2015.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  The persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them.  The percentage of beneficial ownership is based upon 37,190,000 shares of common stock outstanding at that date.

Beneficial Owners

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership		Percent of Class
Michael R. Rosa (1) 14 Hawkins Pond Lane Salem, NH 03079	Common Stock	13,657,500	Direct	33.2%

Mark Shefts (2) 160 Summit Ave Montvale, NJ 07645	Common Stock	18,400,500		44.7%

Gabrielle Hager 16 Cedar Road Andover, MA 01810	Common Stock	3,710,000		9.9%

John G. Nossiff 300 Brickstone Square, Suite 201 Andover, MA 01810	Common Stock	2,956,500		7.9%

(1)

Includes 4,000,000 shares issuable upon conversion of outstanding convertible notes.

(2)

3,850,000 of these shares are owned by record by Rushcap Group, Inc., a company controlled by Mark Shefts. Includes 4,000,000 shares issuable upon conversion of outstanding convertible notes.

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

Securities Authorized for Issuance under Equity Compensation Plans

None, not applicable.

ITEM 13:  Certain Relationships and Related Party Transactions, and Directors Independence

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

The Company leases its facility, which consists of 10,000 square feet of office and warehouse space located in Plaistow, New Hampshire for $7,500 per month from an entity owned beneficially by the Company’s CEO and majority shareholder.  The lease is a gross lease under which the landlord pays all taxes, maintenance and repairs, and insurance.  The lease commenced on May 1, 2013 and expires on April 30, 2015. As of December 31, 2014, $7,500, is due under this agreement.

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

During the year ended December 31, 2013, the Company’s board of directors authorized the issuance of an aggregate of 11,221,429 founders’ shares, at a price of $0.0001 per share, being the par value per share.  Of the 11,221,429 founders’ shares, 2,921,429 shares were authorized for issuance to individuals not considered related parties.  The aggregate purchase price was $1,123.  See Note 10 - Stockholders’ Equity.

On June 21, 2013, the Company issued an aggregate of 3,250,000 shares of its common stock to an officer of the Company for the purchase of intellectual property and trademarks.  Given that the officer owned more than 50% of the Company’s stock at the time, the asset is required to be recorded at transferor’s basis. As such, the asset was valued at $-0- since the Company had not incurred any cost in creation of the intellectual property or trademarks.  Had the officer owned less than 50% of the Company’s stock, the asset would have been recognized at fair value, which is $0.10 per share or $325,000.  See Note 10 – Stockholders’ Equity.

As of December 31, 2014, $10,000 of the $25,000 cash portion of the consideration paid for the purchase of intellectual property had been paid.  The remaining $15,000 is included on the consolidated balance sheet as a due to employee because the seller of the intellectual property was hired as an employee of the Company subsequent to the effectiveness of the transaction.

During the year ended December 31, 2014, the Company's CEO who is also a significant shareholder paid $153,745 in expenses of the Company through the use of his personal funds and personal credit cards.  On January 21, 2015, $100,000 of this liability was evidenced by a convertible note.  See Note 13 – Subsequent Events

On July 14, 2014, the Company and its CEO, Michael R. Rosa, entered into an agreement with Mark Shefts, as follows:

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

(3)

Michael R Rosa, CEO of the Company, agreed to surrender approximately 6,692,500 shares of the Registrant’s common stock to the treasury, to be restored to the status of authorized but unissued shares; and

(4)

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

In September 26, 2014, the Company entered into an agreement with Rushcap Group, Inc. (controlled by Mark Shefts (a significant shareholder)) to provide a revolving line of credit to purchase inventory to the Company.  The maximum borrowing amount under this agreement is $300,000.  Interest is charged at a rate of 3.5% per advance for the first 30 day period or portion thereof, then 1.5% per 30 day period or portion thereof until paid with a maximum borrowing term of 120 days per advance.  Payments are due within 30 days of the Company receiving payment from the customer for invoices which are funded under this agreement. Through December 23, 2014, $200,000 had been advanced to the company under this agreement. See Note 13 - Subsequent Events.

Promoters and Certain Control Persons

See the heading “Transactions with Related Persons” above.

Director Independence

Currently, we have no independent directors serving on our Board of Directors.

ITEM 14:  Principal Accounting Fees and Services

The following is a summary of the fees billed to us by our principal accountants during the fiscal years ended December 31, 2014 and 2013:

Fee Category	2014	2013
Audit Fees	$30,000	$66,501
Audit related Fees	-	-
Tax Fees	-	-
All other Fees	-	-
Total Fees	$30,000	$66,501

Audit Fees - Consists of fees for professional services rendered by our principal accountants for the audit of our annual financial statements and review of the financial statements included in our Forms 10-Q or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

Audit-related Fees - Consists of fees for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit fees.”

Tax Fees - Consists of fees for professional services rendered by our principal accountants for tax compliance, tax advice and tax planning.

All Other Fees - Consists of fees for products and services provided by our principal accountants, other than the services reported under “Audit fees,” “Audit-related fees,” and “Tax fees” above.

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

PART IV

ITEM 15:  Exhibits, Financial Statement Schedules

(a)(1)(2)

Financial Statements.  See the audited financial statements for the year ended December 31, 2013 contained in Item 8 above which are incorporated herein by this reference.

(a)(3)

ITEM 16. Exhibits

		Incorporated by Reference
Exhibit	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
3.1	Certificate of Incorporation, as amended		10-Q		3.1	01/23/2015
3.2	By-Laws		10		3.2	07/09/2012
4.1	Specimen Stock Certificate		10		4.1	07/09/2012
10.1	Asset purchase agreement between registrant, Michael Rosa and SpillCon Solutions, Inc.		8-K		10.1	06/27/2013
10.2	Asset purchase agreement between registrant, Michael Rosa and Remote Aerial Detection Systems, Inc.		8-K		10.2	06/27/2013
10.3	Asset purchase agreement between registrant, Michael Rosa and EnviroPack Technologies, Inc.		8-K		10.3	06/27/2013
10.4	Asset purchase agreement between registrant, Mark Ceaser and SorbTech Manufacturing, Inc.		8-K		4.01	09/27/2013
10.5	Agreement between registrant and Network 1 Financial Securities, Inc. dated January 13, 2014		10-Q	06/30/2014	10.5	08/19/2014
10.6	Agreement between Mark Shefts, registrant and Michael Rosa dated July 14, 2014		10-Q	06/30/2014	10.6	08/19/2014
10.7	Promissory Note with Rushcap Group dated September 26, 2014		10-Q	09/30/2014	10.7	11/19/2014
10.8	Inventory Financing Agreement with Rushcap Group dated September 26, 2014		10-Q	09/30/2014	10.7	11/19/2014
10.9	First Amended and Restated Convertible Note with Shefts Family LP dated January 21, 2015		10-Q	03/31/2014	10.9	01/23/2015
10.10	Convertible Note with Michael R. Rosa dated January 21, 2015		10-Q	03/31/2014	10.10	01/23/2015
31.1**	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	X
31.2**	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	X
32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

** Furnished, not filed

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE ENVIROMART COMPANIES, INC.

Date:	04//15/2015	By:	/s/Michael Rosa
Michael Rosa, CEO

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

THE ENVIROMART COMPANIES, INC.

Date:	04//15/2015	By:	/s/Michael Rosa
Michael Rosa, CEO (Principle Executive Officer)

Date:	04//15/2015	By:	/s/George R. Adyns
George R. Adyns, CFO (Principle Financial Officer)