Form 10-Q
period 2015-03-31
ENVIROMART COMPANIES, INC.
filed 2015-05-15
CIK 1552743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X .

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

The number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of May 14, 2015
Common Capital Voting Stock, $0.0001 par value per share	37,190,000 shares

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

THE ENVIROMART COMPANIES, INC.

Consolidated Balance Sheets

	As of	As of
	March 31,	December 31,
	2015	2014
	(Unaudited)
ASSETS

Current Assets
Cash	$5,771	$1,915
Accounts receivable	354,678	268,345
Accounts receivable - related party	-	44,579
Inventory, net	246,666	171,156
Prepaid Expenses	25,300	-
Total Current Assets	632,415	485,995

Non-Current Assets
Equipment, net	47,374	53,961
TOTAL ASSETS	$679,789	$539,956

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Bank Overdraft	$4,653	$8,721
Accounts payable and accrued expenses	962,090	890,204
Convertible notes and interest payable	-	152,096
Line of Credit - related party	300,000	200,000
Note payable	7,975	7,975
Due to Officer	17,711	153,745
Due to related party	15,000	15,000
Total Current Liabilities	1,307,429	1,427,741

Long Term Liabilities
Convertible notes and interest payable	252,384	-

Total Liabilities	1,559,813	1,427,741

Stockholders' Deficit
Preferred stock, $0.0001 par value, 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value, 250,000,000 shares authorized; 37,190,000 and 34,995,429 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	3,719	3,500
Common stock to be issued, -0- and 271,000 shares issuable at March 31, 2015 and December 31, 2014, respectively	-	27
Additional paid-in capital	638,973	635,256
Accumulated deficit	(1,522,716)	(1,526,568)
Total Stockholders' Deficit	(880,024)	(887,785)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$679,789	$539,956

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE ENVIROMART COMPANIES, INC.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	March 31,
	2015	2014

Sales
Packaging solutions	$303,213	$32,074
Absorbent products	281,837	123,385
Related Party Revenue	-	161,356
Total sales	585,050	316,815

Cost of goods sold
Packaging solutions	170,840	146,546
Absorbent products	165,746	75,659
Shipping - net	1,384	5,347
Total cost of goods sold	337,970	227,552

Gross profit	247,080	89,263

Operating Expenses
General and Administrative	227,505	339,192

Income (Loss) from operations	19,575	(249,929)

Other expense
Interest Expense	(14,805)	(3,699)
Penalties and Interest	(918)	(15,946)
Total other expense	(15,723)	(19,645)

Net Income (loss)	$3,852	$(269,574)

Basic and diluted income (loss) per share	$0.00	$(0.01)

Weighted average number of shares outstanding - basic	36,604,889	28,087,651
Weighted average number of shares outstanding - diluted	43,404,889	28,087,651

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE ENVIROMART COMPANIES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	March 31,
	2015	2014

Cash Flows from Operating Activities
Net Income (loss)	$3,852	$(269,574)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization expense	6,587	6,565
Stock-based compensation	212	84,750
Changes in operating assets and liabilities:
Accounts receivable	(41,754)	(57,329)
Inventory	(75,510)	(104,390)
Prepaid expenses and other current assets	(25,300)	-
Accounts payable and accrued expenses	71,886	250,395
Interest payable on convertible notes	288	-
Net cash used in operating activities	(59,739)	(89,583)

Cash Flows from Investing Activities
Purchase of equipment	-	(793)
Net cash used in investing activities	-	(793)

Cash Flows from Financing Activities
Proceeds from (repayments of) Bank Overdraft	(4,068)	6,628
Expenses paid by (repayments to) officer	(36,034)	79,647
Proceeds from inventory line of credit	100,000	-
Issuance of common stock for cash	3,697	-
Net cash provided by financing activities	63,595	86,275

Increase in Cash and Cash Equivalents	3,856	(4,101)

Cash and Cash Equivalents--Beginning of Period	1,915	9,680
Cash and Cash Equivalents--End of Period	$5,771	$5,579

Supplemental Disclosures
Cash paid for Interest	$15,093	$3,699

Non-Cash Investing and Financing Activities
Issuance of convertible note to an officer for accrued expenses	$100,000	$-
Common stock issued for consultants and Warrants	$212	$84,750
Note for purchase of equipment	$-	$8,700
Subscription payable	$27	$48

The accompanying notes are an integral part of these unaudited consolidated financial statements

THE ENVIROMART COMPANIES, INC.

Notes to Consolidated Financial Statements

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

The Enviromart Companies, Inc. and subsidiary (the “Company”), formerly known as Environmental Science and Technologies, Inc., was incorporated under the laws of the State of Delaware on June 18, 2012. On June 21, 2013, the Company completed an acquisition of intangible assets comprised of intellectual property and trademarks from its former Chief Executive Officer. In conjunction with the acquisition of the intangible assets, the Company commenced operations.

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

The Company is a provider of United Nations/Department of Transportation (“UN/DOT”) certified environmental waste packaging solutions and environmental spill response and control products (primarily absorbent products).

NOTE 2. BASIS OF PRESENTATION

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

NOTE 3. GOING CONCERN

During the three months ended March 31, 2015, although the Company has generated revenue, thus far it has been unable to generate cash flows sufficient to support its operations and has been dependent on debt and equity financing. In addition to negative cash flow from operations, with the exception of the small profit this period, the Company has experienced recurring net losses, and has an accumulated deficit of $1,522,716 as of March 31, 2015. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Enviromart Industries, Inc. (f/k/a EnviroPack Technologies, Inc.). All inter-company accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities of three months or less when acquired to be cash equivalents.

Accounts Receivable

In the normal course of business, the Company extends credit to customers that satisfy defined credit criteria. Accounts receivable is recorded at carrying value, which approximates fair value, and is presented in the Company's unaudited consolidated balance sheets net of any allowance for doubtful accounts. As of March 31, 2015, an allowance for doubtful accounts had not been deemed necessary, and therefore, not recorded.

Inventory

The Company’s inventory is stated at the lower of cost or estimated realizable value, with cost primarily determined on a weighted-average cost basis on the first-in, first-out (“FIFO”) method. The Company continuously evaluates the composition of its inventory, assessing slow-turning product. Estimated realizable value of inventory is determined based on an analysis of historical sales trends of our individual products, the impact of market trends and economic conditions, and a forecast of future demand, giving consideration to the value of current orders in-house relating to the future sales of inventory. Estimates may differ from actual results due to quantity, quality, and mix of products in inventory, customer demand, and market conditions. The Company’s historical estimates of these costs and any provisions have not differed materially from actual results. Any reserves for inventory shrinkage, representing the risk of physical loss of inventory, are adjusted based upon physical inventory counts. As of March 31, 2015, an inventory reserve of $7,193 has been recorded.

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

For the three months ended March 31, 2015, we had no individually significant customers.

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

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized. As of March 31, 2015, all deferred tax assets continue to be fully reserved.

Basic Earnings (Loss) Per Share

Basic EPS is based on the weighted average number of common shares outstanding. Diluted EPS is based on the weighted average number of common shares outstanding and dilutive common stock equivalents. Basic EPS is computed by dividing net income/loss available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Weighted average number of shares used to calculate basic and diluted loss per share is considered the same as the effect of dilutive shares is anti-dilutive for prior periods presented.

Revenue Recognition

Revenue is recognized across all segments of the business when there is persuasive evidence of an arrangement, delivery has occurred, price has been fixed or is determinable, and collectability is reasonably assured. Revenue is recognized at the time title passes and risk of loss is transferred to customers.

Sales Reserves and Uncollectible Accounts

A significant area of judgment affecting reported revenue and net income is estimating sales reserves, which represent that portion of gross revenues not expected to be realized. In particular, revenue is reduced by estimates of returns, discounts, markdowns, and operational chargebacks. In determining estimates of returns, discounts, markdowns and operational chargebacks, management analyzes current economic and market conditions. We review and refine these estimates on a quarterly basis. As of March 31, 2015, a sales reserve had not been deemed necessary, and therefore, not recorded.

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

NOTE 5. INVENTORY

Inventory consisted of finished goods and raw materials amounting to $176,379 and $77,480, respectively, as of March 31, 2015 and $143,173 and $35,177, respectively, as of December 31, 2014.  The Company had an inventory reserve of $7,193 as of March 31, 2015 and December 31, 2014.

NOTE 6. EQUIPMENT

Equipment, net consisted of the following as of June 30, 2014 and December 31, 2013:

	March 31, 2015	December 31, 2014
Machinery and equipment	$87,749	$87,749
Less: accumulated depreciation	(40,375)	(33,788)
Equipment, net	$47,374	$53,961

The Company recorded depreciation expense of $6,587 for the three months ended March 31, 2015.

NOTE 7. CONVERTIBLE NOTES

During August, 2013, the Company issued convertible promissory notes to accredited investors in the principal amounts of $100,000 and $50,000. These notes originally bore interest at a rate of 10% per annum and had a one year term. The $100,000 note was originally convertible into shares of common stock at the rate of $0.125 per share. The convertible note in the principal amount of $100,000 was amended in July 2014 to extend its maturity date to July 15, 2015 and to make it non-interest bearing. The convertible note in the principal amount of $50,000 was amended in September 2014 (effective July 31, 2014) to extend its maturity date to September 10, 2015, reduce the conversion rate of the note from $0.125 to $0.05 per share, allow the note holder to elect to receive stock in lieu of cash for his interest and issue the note holder 100,000 shares of common stock in consideration of this agreement upon execution. On January 21, 2015, the Company and the holders of these notes agreed to reduce the conversion price of the notes to $.025 per share, in consideration for which the holders agreed to extend the maturity date of the notes for an additional one year period (until July 15, 2016 in the case of the $100,000 notes and September 16, 2016 in the case of the $50,000 note). In addition, on January 21, 2015, the Company issued its former CEO (who is a significant shareholder) a convertible note in the principal amount of $100,000, in partial satisfaction of amounts he previously advanced to pay Company expenses. The Note is convertible into common stock at the rate of $.025 per share. The repayment of the principal amount of this note was also extended one year until July 2016.

See Note 10 Related Party Transactions for disclosure concerning amounts owed to our former CEO.

At the time of issuance the Company assessed the conversion feature to determine if it contained a beneficial conversion feature (BCF) as per ASC 470. The Company determined it did not have a BCF since the conversion price was greater than the market price of the common stock on the date of issuance.

As of March 31, 2015 the Company owed principal of $250,000 and accrued interest of $2,384 related to the convertible promissory notes.

NOTE 8. NOTES PAYABLE

During March 2014, the Company issued a promissory note in the principal amount of $8,700 for the purchase of equipment. This note bears no interest and matures on March 5, 2015. As of March 31, 2015, the Company owed principal of $7,975 related to this note.

NOTE 9. LEASES

The Company leases its primary facility in Plaistow, New Hampshire for $7,500 per month from an entity owned beneficially by the Company’s former CEO (who is a significant shareholder).  The lease commenced on May 1, 2013 and expires on April 30, 2015.  See Note 10 – Related Party Transactions and Note 13 – Subsequent Events.

The Company’s future minimum lease payments are as follows:

2015 - remainder	7,500
Total	$7,500

NOTE 10. RELATED PARTY TRANSACTIONS

The Company leases its facility, which currently consists of approximately 21,000 square feet of office and warehouse space located in Plaistow, New Hampshire for $7,500 per month from an entity owned beneficially by the Company’s CEO, who is a significant shareholder. The lease is a gross lease under which the landlord pays all taxes, maintenance and repairs, and insurance. The lease commenced on May 1, 2013 and expires on April 30, 2015. As of March 31, 2015, $1,500 was prepaid to the landlord under this agreement. See Note 13 – Subsequent Events.

In the normal course of business, the Company sold materials to Enco Industries, Inc. (“Enco”), a company that is controlled by the Company’s former CEO and significant shareholder. During the three months ended March 31, 2015 there were no sales with this related party.  During the three months ended March 31, 2014, the Company sold $161,356 worth of materials in arms-length transactions to this related party.

As of March 31, 2015, $10,000 of the $25,000 cash portion of the consideration paid for the purchase of intellectual property had been paid. The remaining $15,000 is included on the consolidated balance sheet as a due to related party because the seller of the intellectual property was hired as an employee of the Company subsequent to the effectiveness of the transaction.

During the three months ended March 31, 2015, the Company's then CEO was repaid $36,034 for expenses of the Company he paid through the use of his personal funds and personal credit cards.  This balance is reflected in the account captioned “Due to Officer.”

On July 14, 2014, the Company and its former CEO, Michael R. Rosa, entered into an agreement with Mark Shefts (who is a significant shareholder), as follows:

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

(2)

Mr. Shefts and the Company’s former CEO agreed to endeavor for a specified of time to appoint a mutually agreeable person to act as a director of the Company. In the event that Mr. Shefts and the Company’s former CEO are unable to agree on a third director, Mr. Shefts would have the right to appoint the third director;

(3)

Michael R Rosa, former CEO of the Company, agreed to surrender approximately 6,692,500 shares of the Registrant’s common stock to the treasury, to be restored to the status of authorized but unissued shares; and

(4)

Mr. Rosa agreed to accept a promissory note in the amount of $98,268 for amounts he has advanced on behalf of the Company through June 30, 2014.  As of December 31, 2014, the amount advanced totaled $153,745 as is included in the consolidated balance sheet as due to officer.  This note was issued on January 21, 2015 for $100,000 and is non-interest bearing and matures on July 15, 2016.

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

In September 26, 2014, the Company entered into an agreement with Rushcap Group, Inc. (controlled by Mark Shefts (a significant shareholder)) to provide a revolving line of credit to purchase inventory to the Company.  The maximum borrowing amount under this agreement is $300,000.  Under the Agreement, interest is payable at a rate of 3.5% per advance for the first 30 day period or portion thereof, then 1.5% per 30 day period or portion thereof until paid with a maximum borrowing term of 120 days per advance.  The Agreement also provides that payments are due within 30 days of the Company receiving payment from the customer for invoices which are funded under this agreement. Rushcap had informally allowed the Company to treat the revolving line of credit as a term loan (not requiring payment of the principal as the Company receives payment) and has allowed the Company to pay a flat interest rate of 2% per month.  Through March 31, 2015, $300,000 had been advanced to the company under this agreement. On May 13, 2015, Rushcap advised us that effective immediately, we must direct our customers to remit A/R payments directly to Rushcap in payment of amounts we owe Rushcap under the line of credit.  Rushcap has also stated that it intends to loan the moneys it receives back to our wholly owned operating subsidiary.

On March 24, 2015 the Company awarded its CFO warrants to purchase 750,000 shares of common stock, at an exercise price of $.10 per share, subject to vesting annually over a three year period commencing December 31, 2015.  These warrants include a cashless exercise feature.  See Note 11 – Stockholders’ Equity

NOTE 11. STOCKHOLDERS’ EQUITY

Private Offering

On January 22, 2015, the Company sold an aggregate of 1,845,871 shares of our common stock to two accredited investors for gross proceeds of $3,697 (a per share price of $.002).

Stock-Based Compensation

On February 10, 2015, the Company issued 75,000 shares to a third party in recognition of services.  There shares were valued at $0.002 per share.

On March 24, 2015 the Company granted 750,000 warrants to its Chief Financial Officer. The warrants vest over a three year period with 250,000 warrants vesting each year. The warrants are exercisable at $.10 per share. The Company recognizes stock-based compensation in the financial statements for all share-based awards to employees, including grants of warrants, based on their fair values.  The Company uses the Black-Scholes valuation model to estimate the fair value of stock option grants.  The Black-Scholes model incorporates calculations for expected volatility and risk-free interest rates and these factors affect the estimate of the fair value of the Company’s stock option grants.  The Company used the following variables in its Black-Scholes calculation. Exercise price of $0.10, stock price of $0.002, risk free rate of .5%, term of 3 years and volatility of 200%. The total fair value of the warrants are $750. Total stock based compensation expense for the three months ended March 31, 2015 was $62.

NOTE 12.  LEGAL PROCEEDINGS

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

We have received notification from the DLA stating that our appeal was reviewed and denied.  As a result, we are not at this time able to bid on any new US government contracts that might otherwise be of interest to us. Our inability to bid on future US government contracts could have an adverse effect on our revenues and profitability, unless we are able to replace the resulting revenue loss.

NOTE 13. SUBSEQUENT EVENTS

Effective April 24, 2015, Mr. Michael R. Rosa, CEO and director of the Registrant, resigned for personal reasons from all offices of the Registrant and its wholly-owned subsidiaries held by him, including CEO and Director of the Registrant and Enviromart Industries, Inc., the sole operating subsidiary of the Registrant. Effective April 27, 2015, the Registrant entered into a consulting agreement with Mr. Rosa, a significant shareholder of the Registrant, under which he will render advisory services with respect to sales and marketing. The consulting agreement provides for a weekly consulting fee of $1,540, payable weekly in arrears, and may be terminated by either party upon written notice.

Also, effective April 24, 2015, George Adyns, the Registrant’s CFO, was appointed President and sole director of the Registrant and Enviromart Industries, Inc., the sole operating subsidiary of the Registrant.

Effective April 30, 2015, the lease for our primary facility in Plaistow, New Hampshire expired.  We have agreed with the landlord, an entity owned beneficially by our former CEO, who is a significant shareholder, to continue to occupy the premises on a month to month basis for monthly rent of $12,000.   The premises are comprised of approximately 21,000 square feet, consisting of office and warehouse space.

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

The Company is a provider of United Nations/Department of Transportation (“UN/DOT”) certified environmental waste packaging solutions and environmental spill response and control products (primarily absorbent products).

Results of Operations

Sales

For the three months ended March 31, 2015, we had sales of $585,050 as compared to $316,815 for the three months ended March 31, 2014, an increase of 85%.  The increase in revenue was attributable to the $300,000 in inventory financing we recently received, which we used to fulfill open purchase orders we would not have been able to fill in the normal course of business.  If we are able to obtain additional funding in the near term, we expect that our revenues will continue to increase. If we are unable to obtain additional funding in the near term, we expect that our sales revenue will be adversely affected, as we do not currently have the capital needed to fund inventory purchases necessary to maintain even current revenue levels.

Cost of Goods Sold

Cost of goods sold was $337,970 for the three months ended March 31, 2015 as compared to a cost of goods sold of $227,552 for the three months ended March 31, 2014.  Cost of sales as a percentage of sales was 57.8% for the three months ended March 31, 2015 compared to 71.8% for the three months ended March 31, 2014.  Cost of goods sold as a percentage of sales decreased significantly due to the inventory funding we received.  Thanks to that funding, we were able to purchase and manufacture our proprietary items in bulk and therefore at a lower cost per unit. If we are able to obtain additional funding in the near term, we expect future cost of sales as a percentage of sales will be consistent with the results for the three months ended March 31, 2015 as we will be able to purchase our materials in bulk and at quantity discounts. If we are unable to obtain additional funding in the near term, we expect that our gross margin will be adversely affected.

General and Administrative Expenses

General and administrative expenses were $227,505 for the three months ended March 31, 2015 as compared $339,192 for the three months ended March 31, 2014.  We expect future general and administrative expenses will be consistent with the results for the three months ended March 31, 2015 as the amount reported for the three months ended March 31, 2014 included non-cash stock based compensation expense of $84,750, as compared to $212 for the three months ended March 31, 2015. In addition, the benefits of cost reduction measures that were put into effect in the third quarter of 2014 are now being realized. We don’t expect to realize further reductions in general and administrative expenses for the foreseeable future.

Income (Loss) from Operations

Income from operations was $19,575 during the three months ended March 31, 2015, as compared to a loss from operations of $249,920 during the three months ended March 31, 2014.  The difference was a result of our increase in sales, improvement in our gross profit percentage due to inventory financing and our reduction in general and administrative expenses.

Recent Developments

Effective April 24, 2015, Mr. Michael R. Rosa, CEO and director of the Registrant, resigned for personal reasons from all offices of the Registrant and its wholly-owned subsidiaries held by him, including CEO and Director of the Registrant and Enviromart Industries, Inc., the sole operating subsidiary of the Registrant. Effective April 27, 2015, the Registrant entered into a consulting agreement with Mr. Rosa, a significant shareholder of the Registrant, under which he will render advisory services with respect to sales and marketing. The consulting agreement provides for a weekly consulting fee of $1,540, payable weekly in arrears, and may be terminated by either party upon written notice.

Also, effective April 24, 2015, George Adyns, the Registrant’s CFO, was appointed President and sole director of the Registrant and Enviromart Industries, Inc., the sole operating subsidiary of the Registrant.

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

Our significant accounting policies are described below. We anticipate that the following accounting policies will require the application of our most difficult, subjective or complex judgments:

Accounts Receivable

In the normal course of business, the Company extends credit to customers that satisfy defined credit criteria. Accounts receivable is recorded at carrying value, which approximates fair value, and is presented in the Company's unaudited consolidated balance sheets net of any allowance for doubtful accounts. As of March 31, 2015, an allowance for doubtful accounts had not been deemed necessary, and therefore, not recorded.

Inventory

The Company’s inventory is stated at the lower of cost or estimated realizable value, with cost primarily determined on a weighted-average cost basis on the first-in, first-out (“FIFO”) method. The Company continuously evaluates the composition of its inventory, assessing slow-turning product. Estimated realizable value of inventory is determined based on an analysis of historical sales trends of our individual products, the impact of market trends and economic conditions, and a forecast of future demand, giving consideration to the value of current orders in-house relating to the future sales of inventory. Estimates may differ from actual results due to quantity, quality, and mix of products in inventory, customer demand, and market conditions. The Company’s historical estimates of these costs and any provisions have not differed materially from actual results. Any reserves for inventory shrinkage, representing the risk of physical loss of inventory, are adjusted based upon physical inventory counts. As of March 31, 2015, an inventory reserve of $7,193 has been recorded.

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

For the three months ended March 31, 2015, we had no individually significant customers.

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

Although our operating revenues have grown, we are incurring significant costs and expenses in connection with the establishment of our business, implementation of our business plan and ongoing compliance costs associated with being a public company. During the quarter ended March 31, 2015, our operating activities used approximately $60,000 in cash, compared to using approximately $90,000 during the comparable prior quarter.  The approximate $30,000 decrease in cash used by operations reflects that we turned a $3,900 profit during the quarter ended March 31, 2015, compared to a $269,000 loss during the comparable prior period. The improvement in operating cash flows was attributable to approximate $273,000 decrease in loss, an approximate $16,000 decline in the decrease in accounts receivable and an approximate $29,000 decline in the increase in inventory, partially offset by an approximate $178,000 decline in the increase in accounts payable and accrued expenses caused by better cost control plus the securing of inventory financing, an $84,000 decrease in stock based compensation and a $25,000 increase in prepaid expenses. Although we have decreased our reliance on funding our operating losses through increased accounts payable and accrued expenses, we are still dependent on accounts payable as a means of funding our operations.  Funding our business through increased accounts payable and accrued expenses is not a sustainable way to fund our operating activities. We need to raise additional cash immediately in order to fund our business operations and implement our business plan. As a result, we have an immediate and urgent need for additional funds.

At March 31, 2015, we had a working capital deficiency of approximately $675,000, compared to a working capital deficiency of approximately $942,000 at December 31, 2014. After accounting for a reclassification of approximately $252,000 in convertible notes and due to officer to long term debt, The approximate $14,000 decrease in our working capital deficiency was due primarily to a $36,000 decrease in amounts due our former CEO, an $87,000 increase in accounts receivable, a $76,000 increase in inventory and a $25,000 increase in prepaid expense, partially offset by an increase in accounts payable and accrued expenses of $72,000, an increase in the inventory line of credit of $100,000 and a $45,000 decrease in accounts receivable – related party.

In order to remedy this liquidity deficiency, we need to raise additional capital immediately, and ultimately we will need to generate substantial positive operating cash flows. Our internal sources of funds will consist of cash flows from operations, but not until we begin to realize additional revenues from the sale of products. As previously stated, as of the date of filing of this report, we have only limited cash, and our operations are generating negative cash flows, and thus adversely affecting our liquidity. We intend to raise additional funds through equity and/or debt financing. In addition, subject to receipt of additional funding in the near term, we expect that our operations will continue to generate increasing revenues during the remainder of 2015, which should improve our liquidity deficiency. However, if we are unable to raise additional funds in the near term, we will not be able to implement our business plan, and it is unlikely that we will be able to continue as a going concern.

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

In addition, on September 26, 2014, the Company entered into an agreement with Rushcap Group, Inc. (controlled by Mark Shefts (a significant shareholder)) to provide a revolving line of credit to purchase inventory to the Company. The maximum borrowing amount under this agreement is $300,000. Interest is charged at a rate of 3.5% per advance for the first 30 day period or portion thereof, then 1.5% per 30 day period or portion thereof until paid with a maximum borrowing term of 120 days per advance. Payments are due within 30 days of the Company receiving payment from the customer for invoices which are funded under this agreement. Rushcap had informally allowed the Company to treat the revolving line of credit as a term loan (not requiring payment of the principal as the Company receives payment) and has allowed the Company to pay a flat interest rate of 2% per month.  As of March 31, 2015, the full $300,000 had been advanced to the company under this agreement and is currently outstanding. On May 13, 2015, Rushcap advised us that effective immediately, we must direct our customers to remit A/R payments directly to Rushcap in payment of amounts we owe Rushcap under the line of credit.  Rushcap has also stated that it intends to loan the moneys it receives back to our wholly owned operating subsidiary.

The inventory funding provided by Rushcap Group has enabled the Company to significantly grow its revenue since funding began. For the nine month period ended September 30, 2014, the Company had revenues of approximately $1,018,000 (or about $113,000 per month). The Company realized revenue of approximately $1,219,000 in the fourth quarter of 2014 and first quarter of 2015 combined (or about $203,000 per month). Accordingly, the Company has nearly doubled its monthly sales revenue in the fourth quarter of 2014 and first quarter of 2015, as compared with the nine months ended September 30, 2014. The Company believes this level of sales can be maintained or surpassed during the remainder of 2015, provided that that we are able to secure substantial additional funding in the near term.  We have no more availability under the inventory line of credit.

As of March 31, 2015, the company was delinquent with respect to the payment of IRS Payroll Taxes for the period July 1, 2013 through June 30, 2014 in the amount of $119,079. As of March 31, 2015, the Company owed an aggregate of $146,575, including $34,522 in penalties and interest related to these delinquencies.  The Company believes that it will be able to secure a waiver of penalties in the aggregate approximate amount of $31,000, leaving the Company with a payroll tax liability to the US Treasury (including interest) of approximately $122,000. The company expects to pay this amount out in installments over a three year period (approximately $3,500 per month).

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in rules and forms adopted by the Securities and Exchange Commission, and that such information is accumulated and communicated to management, including the CEO and CFO, to allow timely decisions regarding required disclosures.

Under the supervision and with the participation of our management, including our former CEO and CFO, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, our former CEO and controller concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

Effective April 24, 2015, Mr. Michael R. Rosa, CEO and director of the Registrant, resigned for personal reasons from all offices of the Registrant and its wholly-owned subsidiaries held by him, including CEO and Director of the Registrant and Enviromart Industries, Inc., the sole operating subsidiary of the Registrant. Effective April 27, 2015, the Registrant entered into a consulting agreement with Mr. Rosa, a significant shareholder of the Registrant, under which he will render advisory services with respect to sales and marketing. The consulting agreement provides for a weekly consulting fee of $1,540, payable weekly in arrears, and may be terminated by either party upon written notice.

Also, effective April 24, 2015, George Adyns, the Registrant’s CFO, was appointed President and sole director of the Registrant and Enviromart Industries, Inc., the sole operating subsidiary of the Registrant.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 22, 2015, the Company sold an aggregate of 1,848,571 shares of our common stock to two accredited investors for gross proceeds of $3,697 (a per share price of $.002).

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

N/A

ITEM 6. EXHIBITS

		Incorporated by Reference
Exhibit	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
3.1	Certificate of Incorporation, as amended		10-Q		3.1	01/23/2015
3.2	By-Laws		10		3.2	07/09/2012
4.1	Specimen Stock Certificate		10		4.1	07/09/2012
10.1	Asset purchase agreement between registrant, Michael Rosa and SpillCon Solutions, Inc.		8-K		10.1	06/27/2013
10.2	Asset purchase agreement between registrant, Michael Rosa and Remote Aerial Detection Systems, Inc.		8-K		10.2	06/27/2013
10.3	Asset purchase agreement between registrant, Michael Rosa and EnviroPack Technologies, Inc.		8-K		10.3	06/27/2013
10.4	Asset purchase agreement between registrant, Mark Ceaser and SorbTech Manufacturing, Inc.		8-K		4.01	09/27/2013
10.5	Agreement between registrant and Network 1 Financial Securities, Inc. dated January 13, 2014		10-Q	06/30/2014	10.5	08/19/2014
10.6	Agreement between Mark Shefts, registrant and Michael Rosa dated July 14, 2014		10-Q	09/30/2014	10.6	11/19/2014
10.7	Promissory Note with Rushcap Group dated September 26, 2014		10-Q	09/30/2014	10.7	11/19/2014
10.8	Inventory Financing Agreement with Rushcap Group dated September 26, 2014		10-Q	09/30/2014	10.8	11/19/2014
10.9	First Amended and Restated Convertible Note with Shefts Family LP dated January 21, 2015		10-Q	03/31/2014	10.9	01/23/2015
10.10	Convertible Note with Michael R. Rosa dated January 21, 2015		10-Q	03/31/2014	10.10	01/23/2015
31 **	Certification of the Principal Executive and Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	X
32	Certification of the Principal Executive and Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

** Furnished, not filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.

Environmental Science and Technologies, Inc.

By: /s/ George R. Adyns

Name: George R. Adyns

Title: President and Chief Financial Officer (Principal Executive and Financial Officer)

Dated: May 14, 2015