Form 10-Q
period 2015-09-30
ENVIROMART COMPANIES, INC.
filed 2015-11-23
CIK 1552743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X .

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

The number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of November 20, 2015
Common Capital Voting Stock, $0.0001 par value per share	37,190,000 shares

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

THE ENVIROMART COMPANIES, INC.

Consolidated Balance Sheets

	As of	As of
	September 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS

Current Assets
Cash	$44,604	$1,915
Accounts receivable	465,284	268,345
Accounts receivable - related party	-	44,579
Inventory	314,729	171,156
Prepaid Expenses	35,600	-
Total Current Assets	860,217	485,995

Non-Current Assets
Equipment, net	34,199	53,961
TOTAL ASSETS	$894,416	$539,956

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Bank overdraft	$-	$8,721
Accounts payable and accrued expenses	894,670	890,204
Convertible notes and interest payable	-	152,096
Line of credit - related party	700,000	200,000
Note payable	303	7,975
Due to officer	-	153,745
Due to related party	-	15,000
Total Current Liabilities	1,594,973	1,427,741

Total Liabilities	1,594,973	1,427,741

Stockholders' Deficit
Preferred stock, $0.0001 par value, 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value, 250,000,000 shares authorized; 37,190,000 and 34,995,429 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	3,719	3,500
Common stock to be issued, 11,229,235 and 271,000 shares issuable at September 30, 2015 and December 31, 2014, respectively	1,123	27
Additional paid-in capital	1,003,745	635,256
Accumulated deficit	(1,709,144)	(1,526,568)
Total Stockholders' Deficit	(700,557)	(887,785)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$894,416	$539,956

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE ENVIROMART COMPANIES, INC.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Sales
Packaging solutions	$328,465	$258,131	$893,680	$397,120
Absorbent products	432,841	159,255	947,678	310,007
Related Party Revenue	-	14,022	-	310,880
Total sales	761,306	431,408	1,841,358	1,018,007

Cost of goods sold
Packaging solutions	194,728	158,098	490,006	445,343
Absorbent products	270,081	121,008	617,715	237,308
Shipping - net	20,198	45,200	42,384	63,471
Total cost of goods sold	485,007	324,306	1,150,105	746,122

Gross profit	276,300	107,102	691,253	271,885

Operating Expenses
General and Administrative	236,512	300,157	802,316	844,001

Income (loss) from operations	39,788	(193,055)	(111,063)	(572,116)

Other expense
Interest Expense	(35,323)	-	(70,595)	(16,418)
Penalties and Interest	-	(1,261)	(918)	(8,700)
Total other expense	(35,323)	(1,261)	(71,513)	(25,118)

Net income (loss)	$4,465	$(194,316)	$(182,576)	$(597,234)

Basic and diluted loss per share	$0.00	$(0.01)	$(0.00)	$(0.02)

Weighted average number of shares outstanding - basic and diluted	37,190,000	25,960,043	36,997,106	28,365,019

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE ENVIROMART COMPANIES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	September 30,
	2015	2014

Cash Flows from Operating Activities
Net loss	$(182,576)	$(597,234)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization expense	19,762	19,740
Stock-based compensation	336	98,245
Changes in operating assets and liabilities:
Accounts receivable	(152,361)	(6,321)
Inventory	(143,573)	(154,688)
Prepaid expenses and other current assets	(35,600)	(16,490)
Accounts payable and accrued expenses	105,238	292,060
Interest payable on convertible notes	(2,096)	(438)
Net cash used in operating activities	(390,870)	(365,126)

Cash Flows from Investing Activities
Purchase of equipment	-	(793)
Net cash used in investing activities	-	(793)

Cash Flows from Financing Activities
Proceeds from (repayments of) bank overdraft	(8,721)	88,240
Proceeds from (repayments of) related party debt	(53,745)	140,556
Repayment of note payable	(7,672)	-
Proceeds from inventory line of credit	500,000	-
Issuance of common stock for cash	3,697	131,000
Net cash provided by financing activities	433,559	359,796

Increase in Cash and Cash Equivalents	42,689	(6,123)

Cash and Cash Equivalents--Beginning of Period	1,915	9,680
Cash and Cash Equivalents--End of Period	$44,604	$3,557

Supplemental Disclosures
Cash paid for Interest	$42,679	$5,781

Non-Cash Investing and Financing Activities
Issuance of convertible note to an officer for expenses paid	$100,000	$-
Common stock issued for consultants	$150	$23,244
Note payments via sales of goods	$(7,672)	$-
Note for purchase of equipment	$-	$8,700
Notes and Accounts Payable converted to stock	$365,772	$-
Subscription payable	$(1,265)	$651
Retirement of shares from officer	$-	$(669)

The accompanying notes are an integral part of these unaudited consolidated financial statements

THE ENVIROMART COMPANIES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

The Enviromart Companies, Inc. (together with its subsidiary, the “Company”), formerly known as Environmental Science and Technologies, Inc., was incorporated under the laws of the State of Delaware on June 18, 2012. On June 21, 2013, the Company completed an acquisition of intangible assets comprised of intellectual property and trademarks from its former Chief Executive Officer. In conjunction with the acquisition of the intangible assets, the Company commenced operations.

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

The Company is a provider of United Nations/Department of Transportation (“UN/DOT”) certified environmental waste packaging solutions, environmental spill response and control products (primarily absorbent products) and safety and security products.

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

NOTE 3. GOING CONCERN

During the nine months ended September 30, 2015, although the Company has generated strong revenue growth, thus far it has been unable to generate cash flows sufficient to support its operations and has been dependent on debt financing. In addition to negative cash flow from operations, although the Company generated a small profit in the current quarter, the Company has historically experienced recurring net losses, and has an accumulated deficit of $1,709,144 as of September 30, 2015. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Accounts Receivable

In the normal course of business, the Company extends credit to customers that satisfy defined credit criteria. Accounts receivable is recorded at carrying value, which approximates fair value, and is presented in the Company's unaudited consolidated balance sheets net of any allowance for doubtful accounts. As of September 30, 2015, an allowance for doubtful accounts had not been deemed necessary, and therefore, not recorded.

Inventory

The Company’s inventory is stated at the lower of cost or estimated realizable value, with cost primarily determined on a weighted-average cost basis on the first-in, first-out (“FIFO”) method. The Company continuously evaluates the composition of its inventory, assessing slow-turning product. Estimated realizable value of inventory is determined based on an analysis of historical sales trends of our individual products, the impact of market trends and economic conditions, and a forecast of future demand, giving consideration to the value of current orders in-house relating to the future sales of inventory. Estimates may differ from actual results due to quantity, quality, and mix of products in inventory, customer demand, and market conditions. The Company’s historical estimates of these costs and any provisions have not differed materially from actual results. Any reserves for inventory shrinkage, representing the risk of physical loss of inventory, are adjusted based upon physical inventory counts. As of September 30, 2015, an inventory reserve of $7,193 has been recorded.

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

For the nine months ended September 30, 2015, one customer represented 14.2% of our total revenues. The loss of this customer would have a material adverse effect on our business.

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

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized. As of September 30, 2015, all deferred tax assets continue to be fully reserved.

Basic Earnings (Loss) Per Share

Basic EPS is based on the weighted average number of common shares outstanding. Diluted EPS is based on the weighted average number of common shares outstanding and dilutive common stock equivalents. Basic EPS is computed by dividing net income/loss available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Weighted average number of shares used to calculate basic and diluted loss per share is considered the same as the effect of dilutive shares is anti-dilutive for prior periods presented. As of September 30, 2015 and December 31, 2014, there were -0- and 1,800,000 common stock equivalents, respectively.

Revenue Recognition

Revenue is recognized across all segments of the business when there is persuasive evidence of an arrangement, delivery has occurred, price has been fixed or is determinable, and collectability is reasonably assured. Revenue is recognized at the time title passes and risk of loss is transferred to customers.

Sales Reserves and Uncollectible Accounts

A significant area of judgment affecting reported revenue and net income is estimating sales reserves, which represent that portion of gross revenues not expected to be realized. In particular, revenue is reduced by estimates of returns, discounts, markdowns, and operational chargebacks. In determining estimates of returns, discounts, markdowns and operational chargebacks, management analyzes current economic and market conditions. We review and refine these estimates on a quarterly basis. As of September 30, 2015, a sales reserve had not been deemed necessary, and therefore, not recorded.

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

NOTE 5. INVENTORY

Inventory consisted of finished goods and raw materials amounting to $202,214 and $119,708, respectively, as of September 30, 2015, and $143,173 and $35,177, respectively, as of December 31, 2014.  The Company had an inventory reserve of $7,193 as of September 30, 2015 and December 31, 2014.

NOTE 6. EQUIPMENT

Equipment consisted of the following as of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Machinery and equipment	$87,749	$87,749
Less: accumulated depreciation	(53,550)	(33,788)
Equipment, net	$34,199	$53,961

The Company recorded depreciation expense of $6,587 and $19,762, respectively for the three and nine months ended September 30, 2015.

NOTE 7. CONVERTIBLE NOTES

During August, 2013, the Company issued a convertible promissory note to an accredited investor in the principal amount of $50,000. The note originally bore interest at a rate of 10% per annum and had a one year term. The note was originally convertible into shares of common stock at the rate of $0.125 per share. The convertible note was amended in September 2014 (effective July 31, 2014) to extend its maturity date to September 10, 2015, reduce the conversion rate of the note from $0.125 to $0.05 per share, allow the note holder to elect to receive stock in lieu of cash for his interest and issue the note holder 100,000 shares of common stock in consideration of this agreement upon execution. On January 21, 2015, the Company and the holder of the note agreed to reduce the conversion price of the note to $.025 per share, in consideration for which the holder agreed to extend the maturity date of the note for an additional one year period (until September 16, 2016).  Effective September 30, 2015, the holder of the note elected to convert the principal amount of the note as well as $2,384 of interest payable in exchange for 2,095,352 shares of Company common stock.

During August, 2013, the Company issued a convertible promissory note to an accredited investor in the principal amount of $100,000. Effective July 14, 2014, this investor became a related party due to his acquiring an additional 10,000,000 shares of common stock.  Effective September 30, 2015, the holder of the note elected to convert the principal amount of the note into 4,000,000 shares of Company common stock. Please see Note 10 Related Party Transactions for disclosures concerning this note.

See Note 10 Related Party Transactions for disclosure concerning amounts previously owed to our former CEO, who is a significant shareholder.

At the time of issuances of the notes, the Company assessed the conversion feature to determine if it contained a beneficial conversion feature (BCF) as per ASC 470. The Company determined it did not have a BCF since the conversion price was greater than the market price of the common stock on the date of issuance.

NOTE 8. NOTES PAYABLE

During March 2014, the Company issued a promissory note in the principal amount of $8,700 for the purchase of equipment. This note bears no interest and matured on March 5, 2015.  On May 1, 2015, the note holder extended the maturity date of the note by 6 months, until September 5, 2015.   As of September 30, 2015, the Company owed principal of $303 related to this note.

NOTE 9. LEASES

The Company leases its primary facility in Plaistow, New Hampshire for $12,000 per month on a month to month basis for up to two years from an entity owned beneficially by the Company’s former CEO (who is a significant shareholder).  See Note 10 – Related Party Transactions.

NOTE 10. RELATED PARTY TRANSACTIONS

The Company leases its facility, which currently consists of approximately 19,500 square feet of office and warehouse space located in Plaistow, New Hampshire for $12,000 per month from an entity owned beneficially by the Company’s former CEO, who is a significant shareholder. The lease is a gross lease under which the landlord pays all taxes, maintenance and repairs, and insurance. The lease commenced on May 1, 2015 and is on a month to month basis for up to two years.  As of September 30, 2015, $12,000 was prepaid to the landlord under this agreement.

In the normal course of business, the Company sold materials to Enco Industries, Inc. (“Enco”), a company that is controlled by the Company’s former CEO and significant shareholder. During the three and nine months ended September 30, 2015 there are no sales with this related party.  During the three and nine months ended September 30, 2014, the Company sold $14,022 and $310,880, respectively, worth of materials in arms-length transactions to this related party.

Immediately prior to September 30, 2015, we owed $15,000 to the seller for the purchase of intellectual property. This amount was previously included on the consolidated balance sheet as a due to related party because the seller of the intellectual property was hired as an employee of the Company subsequent to the effectiveness of the transaction.  Effective September 30, 2015, the holder of the note elected to convert the principal amount of the note in exchange for 150,000 shares of Company common stock.

During August, 2013, the Company issued a convertible promissory note to an accredited investor in the principal amount of $100,000. Effective July 14, 2014, this investor became a related party due to his acquiring an additional 10,000,000 shares of common stock.  The note originally bore interest at a rate of 10% per annum, had a one year term and was convertible into shares of common stock at the rate of $0.125 per share. The note was amended in July 2014, to extend its maturity date to July 15, 2015 and to make it non-interest bearing. On January 21, 2015, the Company and the holder of the note agreed to reduce the conversion price of the note to $.025 per share, in consideration for which the holder agreed to extend the maturity date of the note for an additional one year period (until July 15, 2016).  Effective September 30, 2015, the holder of the note elected to convert the principal amount of the note in exchange for 4,000,000 shares of Company common stock.

During the nine months ended September 30, 2015, the Company's former CEO (who is a significant shareholder) was repaid $53,745 for expenses of the Company he paid through the use of his personal funds and personal credit cards. In addition, our former CEO elected to convert a convertible promissory note in the principal amount of $100,000 into 4,000,000 shares of common stock.  These balances were previously reflected in the account captioned “Due to Officer.”

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

(3)

Michael R Rosa, former CEO of the Company, agreed to surrender approximately 6,692,500 shares of the Registrant’s common stock to the treasury, to be restored to the status of authorized but unissued shares; and

(4)

Mr. Rosa agreed to accept a promissory note in the amount of $98,268 for amounts he has advanced on behalf of the Company through June 30, 2014.  As of December 31, 2014, the amount advanced totaled $153,745 and was reflected in the consolidated balance sheet as due to officer.  As of June 30, 2015 the balance of $53,745 had been repaid, leaving a balance of $100,000.  On January 21, 2015, we issued an amended note in the principal amount to $100,000.  The note is non-interest bearing, is convertible into common stock at a rate of $0.025 per share and matures on July 15, 2016.  As disclosed above, effective September 30, 2015, the holder of the note elected to convert the principal amount of the note into 4,000,000 shares of Company common stock.

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

Effective April 24, 2015, Mr. Michael R. Rosa, CEO and director of the Company, resigned from all offices of the Company and its wholly-owned subsidiaries held by him, including CEO and Director of the Company and Enviromart Industries, Inc., the sole operating subsidiary of the Company. Effective April 27, 2015, the Company entered into a consulting agreement with Mr. Rosa, a significant shareholder of the Company, under which he will render advisory services with respect to sales and marketing. The consulting agreement provides for a weekly consulting fee of $1,540, payable weekly in arrears, and may be terminated by either party upon written notice.

On September 26, 2014, the Company entered into an agreement with Rushcap Group, Inc. (controlled by Mark Shefts (a significant shareholder)) to provide a revolving line of credit to purchase inventory to the Company.  The maximum borrowing amount under this agreement was $300,000.  Under the Agreement, interest was payable at a rate of 3.5% per advance for the first 30 day period or portion thereof, then 1.5% per 30 day period or portion thereof until paid with a maximum borrowing term of 120 days per advance.  The Agreement also provided that payments are due within 30 days of the Company receiving payment from the customer for invoices which are funded under this agreement. Rushcap had informally allowed the Company to treat the revolving line of credit as a term loan (not requiring payment of the principal as the Company receives payment) and has allowed the Company to pay a flat interest rate of 2% per month.  On May 13, 2015, Rushcap advised us that effective immediately, we must direct our customers to remit A/R payments directly to Rushcap in payment of amounts we owe Rushcap under the line of credit.  Rushcap has also stated that it intends to loan the moneys it receives back to our wholly owned operating subsidiary.  Effective May 29, 2015, this agreement was amended to increase the borrowing amount to $750,000 and amend the interest rate to 2% per month until the principal advanced is paid in full. Through September 30, 2015, $700,000 had been advanced to the company under this agreement.

On March 24, 2015 the Company awarded its then CFO (new President and CFO) warrants to purchase 750,000 shares of common stock, at an exercise price of $.10 per share, subject to vesting annually over a three year period commencing December 31, 2015. These warrants include a cashless exercise feature.  See Note 11 – Stockholders’ Equity

NOTE 11. STOCKHOLDERS’ EQUITY

Private Offering

On January 22, 2015, the Company sold an aggregate of 1,848,571 shares of our common stock to two accredited investors for gross proceeds of $3,697 (a per share price of $.002).

Common Stock to be Issued for the Extinguishment of Liabilities

Effective September 30, 2015, the holder of a $50,000 note elected to convert the principal amount of the note as well as $2,384 of interest payable into 2,095,352 shares of Company common stock.

Effective September 30, 2015, the holders of two $100,000 notes elected to convert the principal amounts of their respective notes into 4,000,000 shares of Company common stock.

Effective September 30, 2015, the holder of a $15,000 related party note elected to convert the principal amount of the note into 150,000 shares of Company common stock.

Effective September 30, 2015, several persons owed in the aggregate $98,388 elected to convert their respective debt into an aggregate of 983,883 shares of Company common stock.

Stock-Based Compensation

On February 10, 2015, the Company issued 75,000 shares to a third party in recognition of services.  There shares were valued at $0.002 per share.

On March 24, 2015 the Company granted 750,000 warrants to its then Chief Financial Officer (now President and CFO). The warrants vest over a three year period with 250,000 warrants vesting each year. The warrants are exercisable at $.10 per share and expire on December 31, 2018. The Company recognizes stock-based compensation in the financial statements for all share-based awards to employees, including grants of warrants, based on their fair values.  The Company uses the Black-Scholes valuation model to estimate the fair value of stock option grants.  The Black-Scholes model incorporates calculations for expected volatility and risk-free interest rates and these factors affect the estimate of the fair value of the Company’s stock option grants.  The Company used the following variables in its Black-Scholes calculation. Exercise price of $0.10, stock price of $0.002, risk free rate of .5%, term of 3 years and volatility of 200%. The total fair value of the warrants are $750. Total stock based compensation expense for the three and nine months ended September 30, 2015 was $62 and $186, respectively.

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

NOTE 13. SUBSEQUENT EVENTS

Since September 30, 2015, the Company has borrowed an additional $50,000 under the inventory line of credit making the total outstanding principal balance $750,000 as of November 14, 2015 (the maximum amount available under this facility).

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

Overview

On June 21, 2013, the Company completed the acquisition of certain assets from Michael R. Rosa, its former chief executive officer (who was the CEO at the time of the transactions), and commenced business operations. Since completing the acquisition, the Company has raised capital, hired employees, leased space, engaged consultants and advisors, conducted extensive sales and marketing related activities, negotiated vendor relationships and engaged seller’s representatives.

As of January 2, 2015, the Company’s business was operated through its wholly-owned subsidiary, EnviroPack Technologies, Inc. Effective on or about January 15, 2015, the Company changed its name to The Enviromart Companies, and the Company’s wholly-owned subsidiary, EnviroPack Technologies, Inc., changed its name to Enviromart Industries, Inc.

The Company is a provider of United Nations/Department of Transportation (“UN/DOT”) certified environmental waste packaging solutions, environmental spill response and control products (primarily absorbent products) and safety and security products.

Results of Operations

Sales

For the three months ended September 30, 2015, we had sales of $761,307 as compared to $431,408 for the three months ended September 30, 2014, an increase of 76%.  For the nine months ended September 30, 2015, we had sales of $1,841,358 as compared to $1,018,007 for the nine months ended September 30, 2014, an increase of 81%.  The increase in revenue was attributable to the purchase order financing we received near the end of 2014, which we used to fulfill open purchase orders we would not have been able to fill in the normal course of business.  Provided that we are able to raise additional funds, whether in the form of additional purchase order funding or otherwise, of which there is no assurance, we expect that our revenues will continue to increase.

Cost of Goods Sold

Cost of goods sold was $491,213 for the three months ended September 30, 2015 as compared to $324,306 for the three months ended September 30, 2014.  Cost of sales as a percentage of sales was 64.5% for the three months ended September 30, 2015 (a gross profit percentage of 35.5%) compared to 75.2% for the three months ended September 30, 2014 (a gross profit of 24.8%)  Cost of goods sold was $1,150,105 for the nine months ended September 30, 2015 as compared to $746,122 for the nine months ended September 30, 2014.  Cost of sales as a percentage of sales was 62.5% for the nine months ended September 30, 2015 (a gross profit percentage of 37.5%) compared to 73.3% for the nine months ended September 30, 2014 (a gross profit of 26.7%).

Our gross profit margin increased significantly because the purchase order funding we received enabled us to purchase our proprietary products in bulk and at a lower cost per unit.  Provided that we are able to raise additional funds, whether in the form of additional purchase order funding or otherwise, of which there is no assurance, we expect future cost of sales as a percentage of sales will be consistent with the results for the nine months ended September 30, 2015 as we will be able to continue to purchase our materials in bulk at quantity discounts.

General and Administrative Expenses

General and administrative expenses were $236,512 for the three months ended September 30, 2015, as compared to $300,157 for the three months ended September 30, 2014 (about a 21% decrease).  The decrease in general and administrative expenses for the three months ended September 30, 2015 was due primarily to a $27,000 decrease in professional fees, a $21,000 decrease in payroll and related taxes, a $6,000 decrease in testing and certification costs, a $4,000 decrease in insurance, a $4,000 decrease in warehouse expenses, a $4,000 decrease in non-cash stock based compensation expense and $3,000 decrease in repairs and maintenance expense partially offset by a $13,000 increase in rent.

General and administrative expenses were $802,317 for the nine months ended September 30, 2015, as compared $844,001 for the nine months ended September 30, 2014 (about a 5% decrease).  The decrease in general and administrative expense for the nine months ended September 30, 2015 was due primarily to a $98,000 decrease in non-cash stock based compensation expense, a $38,000 decrease in payroll and related taxes, a $9,000 decrease in testing and certification costs and a $7,000 decrease in dues and subscriptions partially offset by a $65,000 increase in professional fees, a $21,000 increase in rent, a $12,000 increase in bank and merchant account fees, a $5,000 increase in insurances, a $4,000 increase in computer expenses and a $4,000 increase in utilities.

We expect future general and administrative expenses will be consistent with the results for the nine months ended September 30, 2015.

Income (Loss) from Operations

Income from operations was $4,465 during the three months ended September 30, 2015, as compared to a loss from operations of $193,055 during the three months ended September 30, 2014.  The approximate $200,000 improvement in our operating results was primarily due to a decrease in our general and administrative expenses of approximately $64,000 and an increase in our gross profit of approximately $169,000 (driven by substantially higher revenues and improved purchasing power).

Loss from operations was $111,063 during the nine months ended September 30, 2015, as compared to a loss from operations of $572,116 during the nine months ended September 30, 2014.  This improvement in our operating results was due primarily to decrease in our general and administrative expenses of approximately $42,000 and an increase in our gross profit of approximately $419,000 (driven by substantially higher revenues and improved purchasing power).

Recent Developments

Effective September 30, 2015, (i) convertible notes in the aggregate principal amount of $250,000 were converted into 10 million shares of common stock and (ii) an aggregate of approximately $98,000 of indebtedness was converted into 980,000 shares of our common stock.  As a result, of the foregoing, our liabilities decreased about $350,000. Currently, we have borrowed the maximum amount available ($750,000) under our purchase order financing arrangement. Consequently, unless the lender increases the amount of the line of credit, we currently have no further availability under this credit line.  If we are unable to secure an increase in this credit facility or obtain financing elsewhere, there will be an adverse impact on our future sales revenue.

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

Our significant accounting policies are described below. We anticipate that the following accounting policies will require the application of our most difficult, subjective or complex judgments:

Accounts Receivable

In the normal course of business, the Company extends credit to customers that satisfy defined credit criteria. Accounts receivable is recorded at carrying value, which approximates fair value, and is presented in the Company's unaudited consolidated balance sheets net of any allowance for doubtful accounts. As of September 30, 2015, an allowance for doubtful accounts had not been deemed necessary, and therefore, not recorded.

Inventory

The Company’s inventory is stated at the lower of cost or estimated realizable value, with cost primarily determined on a weighted-average cost basis on the first-in, first-out (“FIFO”) method. The Company continuously evaluates the composition of its inventory, assessing slow-turning product. Estimated realizable value of inventory is determined based on an analysis of historical sales trends of our individual products, the impact of market trends and economic conditions, and a forecast of future demand, giving consideration to the value of current orders in-house relating to the future sales of inventory. Estimates may differ from actual results due to quantity, quality, and mix of products in inventory, customer demand, and market conditions. The Company’s historical estimates of these costs and any provisions have not differed materially from actual results. Any reserves for inventory shrinkage, representing the risk of physical loss of inventory, are adjusted based upon physical inventory counts. As of September 30, 2015, an inventory reserve of $7,193 has been recorded.

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

For the nine months ended September 30, 2015, one customer represented 14.2% of our total revenues. The loss of this customer would have a material adverse effect on our business.

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

Income Taxes

Income taxes are provided in accordance with FASB ASC 740 “Accounting for Income Taxes”. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.  As of September 30, 2015, all deferred tax assets continue to be fully reserved.

Revenue Recognition

Revenue is recognized across all segments of the business when there is persuasive evidence of an arrangement, delivery has occurred, price has been fixed or is determinable, and collectability is reasonably assured. Revenue is recognized at the time title passes and risk of loss is transferred to customers.

Sales Reserves and Uncollectible Accounts

A significant area of judgment affecting reported revenue and net income is estimating sales reserves, which represent that portion of gross revenues not expected to be realized. In particular, wholesale revenue is reduced by estimates of returns, discounts, markdowns, and operational chargebacks. In determining estimates of returns, discounts, markdowns and operational chargebacks, management analyzes current economic and market conditions. We review and refine these estimates on a quarterly basis. As of September 30, 2015, a sales reserve had not been deemed necessary, and therefore, not recorded.

Liquidity and Capital Resources

Currently, we have only minimal operating capital, and we have borrowed the maximum available credit ($750,000) under our purchase order financing arrangement.  Accordingly, we have an immediate and urgent need for additional capital to fund our business operations. Although the $750,000 in purchase order financing we received through November 10, 2015, is helping to fund sales, the lack of unrestricted operating capital is nevertheless adversely affecting our ability to purchase needed product inventory and develop our Enviromart.com B2B website.  Consequently, the lack of working capital is currently interfering with our ability to implement our business plan and maximize our sales revenue. We are actively seeking to raise additional capital through the sale of equity and/or debt securities. Sales of additional equity securities (or securities convertible into equity securities) will dilute the percentage ownership interest of existing stockholders in the Company.

Although our operating revenues have grown, we are incurring significant costs and expenses in connection with the further development of our business, implementation of our business plan and ongoing compliance costs associated with being a public company. During the nine months ended September 30, 2015, our operating activities used approximately $391,000 in cash, compared to using approximately $365,000 during the comparable prior period. The approximate $26,000 increase in cash used by operations was due primarily to a $187,000 decline in the increase in accounts payable and accrued expenses caused by better cost control plus the securing of purchase order financing, a $146,000 increase in the increase of accounts receivable and a $98,000 decrease in stock based compensation, partially offset by a $414,000 decrease in net loss. Although we have decreased our reliance on funding our operating losses through increased accounts payable and accrued expenses, we are still dependent on accounts payable as a means of funding our operations.  Funding our business through increased accounts payable and accrued expenses is not a sustainable way to fund our operating activities. We need to raise additional unrestricted cash as soon as practical in order to fund our business operations and implement our business plan.

At September 30, 2015, we had a working capital deficiency of approximately $735,000, compared to a working capital deficiency of approximately $942,000 at December 31, 2014. The decrease of approximately $207,000 in our working capital deficiency was due primarily to (all numbers approximate) a $321,000 decrease in amounts owed under convertible notes and to related parties, a $152,000 increase in accounts receivable, a $144,000 increase in inventory, a $36,000 increase in prepaid expense, and a $43,000 increase in cash, partially offset by an increase in the inventory line of credit of $500,000.

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

Subject to receipt of additional funding, whether through an increase in our purchase order credit facility or otherwise, of which there is no assurance, we expect that our operations will continue to generate increasing revenues during the remainder of 2015, which should improve our liquidity deficiency. However, if we are unable to raise additional funds in the near term, we will not be able to implement our business plan, and it is unlikely that we will be able to continue as a going concern.

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

Since March, 2013, we have raised an aggregate of approximately $567,000 from the sale of shares of common stock and convertible promissory notes. We have also received $750,000 in purchase order financing (the maximum amount available under this credit facility).  We expect to raise additional funds in the near term from the further equity and/or debt offerings. Additional sales of common stock or securities convertible into common stock will reduce the percentage interest of existing stockholders in our Company.

In addition, on September 26, 2014, the Company entered into an agreement with Rushcap Group, Inc. (controlled by Mark Shefts (a significant shareholder)) to provide a revolving line of credit to purchase inventory to the Company.  The maximum borrowing amount under this agreement was $300,000.  Under the Agreement, interest was payable at a rate of 3.5% per advance for the first 30 day period or portion thereof, then 1.5% per 30 day period or portion thereof until paid with a maximum borrowing term of 120 days per advance.  The Agreement also provided that payments are due within 30 days of the Company receiving payment from the customer for invoices which are funded under this agreement. Rushcap had informally allowed the Company to treat the revolving line of credit as a term loan (not requiring payment of the principal as the Company receives payment) and has allowed the Company to pay a flat interest rate of 2% per month.  On May 13, 2015, Rushcap advised us that effective immediately, we must direct our customers to remit A/R payments directly to Rushcap in payment of amounts we owe Rushcap under the line of credit.  Rushcap has also stated that it intends to loan the moneys it receives back to our wholly owned operating subsidiary.  Effective May 29, 2015, this agreement was amended to increase the borrowing amount to $750,000 and amend the interest rate to 2% per month until the principal advanced is paid in full. Through September 30, 2015, $700,000 had been advanced to the company under this agreement.

The purchase order funding provided by Rushcap Group has enabled the Company to significantly grow its revenue since funding began. For the nine month period ended September 30, 2014, the Company had revenues of approximately $1,018,000 (or about $113,000 per month). The Company realized revenue of approximately $2,469,000 during the twelve months ended September 30, 2015 (or about $206,000 per month). Accordingly, the Company has experienced an 82% increase in its monthly sales revenue in the twelve months ended September 30, 2015, as compared with the nine months ended September 30, 2014. The Company believes this level of sales can be maintained during the remainder of 2015, provided that that we are able to secure substantial additional purchase order or other funding, of which there is no assurance.

As of September 30, 2015, the company was delinquent with respect to the payment of IRS Payroll Taxes for the period July 1, 2013 through June 30, 2014 in the amount of $119,079. As of June 30, 2015, the Company owed an aggregate of $146,575, including $34,522 in penalties and interest related to these delinquencies.  The Company believes that it will be able to secure a waiver of penalties in the aggregate approximate amount of $31,000, leaving the Company with a payroll tax liability to the US Treasury (including interest) of approximately $122,000. The company expects to pay this amount out in installments over a three year period (approximately $3,500 per month).

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

Changes in Internal Control over Financial Reporting

Effective April 24, 2015, Mr. Michael R. Rosa, CEO and director of the Registrant, resigned from all offices of the Registrant and its wholly-owned subsidiaries held by him, including CEO and Director of the Registrant and Enviromart Industries, Inc., the sole operating subsidiary of the Registrant.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Effective September 30, 2015, convertible notes in the aggregate principal amount of $250,000 were converted by their terms into 10 million shares of our common stock (a conversion price of $.025). In addition, an aggregate of approximately $98,000 of indebtedness was converted into 980,000 shares of our common stock (a conversion price of $.10 per share).

The Company believes that the foregoing transactions were exempt from the registration requirements under the Securities Act of 1933, as amended (“the Act”), based on the following facts: there was no general solicitation, there was a limited number of purchasers, each of whom was sophisticated about business and financial matters, and all shares issued were subject to restriction on transfer, so as to take reasonable steps to assure that the purchaser was not an underwriter within the meaning of Section 2(11) under the Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

N/A

ITEM 6. EXHIBITS

		Incorporated by Reference
Exhibit	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
3.1	Certificate of Incorporation, as amended		10-Q		3.1	01/23/2015
3.2	By-Laws		10		3.2	07/09/2012
4.1	Specimen Stock Certificate		10		4.1	07/09/2012
10.1	Asset purchase agreement between registrant, Michael Rosa and SpillCon Solutions, Inc.		8-K		10.1	06/27/2013
10.2	Asset purchase agreement between registrant, Michael Rosa and Remote Aerial Detection Systems, Inc.		8-K		10.2	06/27/2013
10.3	Asset purchase agreement between registrant, Michael Rosa and EnviroPack Technologies, Inc.		8-K		10.3	06/27/2013
10.4	Asset purchase agreement between registrant, Mark Ceaser and SorbTech Manufacturing, Inc.		8-K		4.01	09/27/2013
10.5	Agreement between registrant and Network 1 Financial Securities, Inc. dated January 13, 2014		10-Q	06/30/2014	10.5	08/19/2014
10.6	Agreement between Mark Shefts, registrant and Michael Rosa dated July 14, 2014		10-Q	09/30/2014	10.6	11/19/2014
10.7	Amended and Restated Promissory Note with Rushcap Group effective May 29, 2015		10-Q	06/30/2015	10.7	08/14/2015
10.8	Amended and Restated Purchase Order Financing Agreement with Rushcap Group effective May 29, 2015		10-Q	06/30/2015	10.8	08/14/2015
10.9	First Amended and Restated Convertible Note with Shefts Family LP dated January 21, 2015		10-Q	03/31/2014	10.9	01/23/2015
10.10	Convertible Note with Michael R. Rosa dated January 21, 2015		10-Q	03/31/2014	10.10	01/23/2015
31 **	Certification of the Principal Executive and Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	X
32	Certification of the Principal Executive and Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

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

Dated: November 23, 2015