Form 10-K
period 2015-12-31
ENVIROMART COMPANIES, INC.
filed 2016-04-14
CIK 1552743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

  X . ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  X. No    .

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

The issuer’s common stock is currently quoted on the OTC Pink market. However, the issuer cannot estimate the aggregate market value of the issuer’s voting and non-voting common equity held as of June 30, 2015, the last day of the registrant’s most recently completed second fiscal quarter, by non-affiliates of the issuer, as the listing was not effective until after that date. As of April 14, 2016, there were 50,419,275 shares of $0.0001 par value common stock issued and outstanding.

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

PART I

ITEM 1.  Business

Our Company

The Enviromart Companies, Inc. (the “Company”), formerly known as Environmental Science and Technologies, Inc., was incorporated under the laws of the State of Delaware on June 18, 2012.  On June 21, 2013, the Company completed an acquisition of intangible assets comprised of intellectual property and trademarks from its Chief Executive Officer.  In conjunction with the acquisition of the intangible assets, the Company commenced operations.  As of June 30, 2013 the Company had more than nominal operations and no longer considered itself to be a “shell company” within the meaning of applicable securities laws.  In particular, as of such date, the Company had raised capital, hired employees, leased space, engaged consultants and advisors, conducted extensive sales and marketing related activities (both domestically and internationally), negotiated vendor and supplier relationships and engaged seller’s representatives. Moreover, the Company has, since June 30, 2013, realized material revenues from its EnviroPack and SpillCon businesses, which arose from its sales and marketing activities conducted prior to June 30, 2013.

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

Planned Sale of Operating Business

On February 16, 2016, The Rushcap Group, Inc. (“Rushcap”), an affiliate of Mark Shefts (then a significant shareholder), notified us that, effective March 31, 2016, it was discontinuing its funding of our wholly owned subsidiary under the Inventory Financing Agreement dated June 19, 2015. Rushcap reserved the right to discontinue the funding prior to March 31, 2016, if it so determined. Thus far, Rushcap has since March 31, continued to provide funding. The discontinuation of funding will have a material adverse effect on our business, financial condition and results of operation, as we do not believe that it will be able to timely secure funding to replace the discontinued Inventory Financing.

In light of the discontinuation of funding, our Board of Directors spent approximately one month assessing the operating company’s current business and funding prospects, including whether to transfer the operating subsidiary to Michael R. Rosa, our founder and a significant shareholder, in accordance with that certain Agreement between the Company, Mr. Rosa and Mr. Shefts, dated July 14, 2014 (“Break-up Agreement”).  The Break-up Agreement was disclosed in the Company’s Current Report on Form 8-K filed July 18, 2014, which is incorporated herein by this reference.

Our Board of Directors concluded that the discontinuation of funding would have a material adverse effect on our business, financial condition and results of operation, as it did not believe that it would be able to timely secure funding to replace the discontinued Inventory Financing.

On March 17, 2016, our Board of Directors approved the sale of our sole operating subsidiary, Enviromart Industries, Inc., to Michael R. Rosa, our founder and a significant shareholder, as contemplated by that certain Agreement between us, Mr. Rosa and Mark Shefts, dated July 14, 2014 (“Break-up Agreement”). The Break-up Agreement was originally disclosed in our Current Report on Form 8-K filed July 18, 2014, which is incorporated herein by this reference.

On March 21, 2016, we entered into a Stock Purchase and Sale Agreement with Michael R. Rosa and Enviromart Industries, Inc., our sole operating subsidiary, pursuant to which we will transfer to Mr. Rosa all the issued and outstanding capital stock of Enviromart Industries, Inc.

In consideration for the transfer of the operating subsidiary to Mr. Rosa, of the 13,567,500 shares of our common stock currently owned by him, Mr. Rosa will surrender to us 12,567,500 shares, which shares will be returned to the status of authorized and unissued shares.  In addition, Mr. Rosa and Enviromart Industries, Inc. have agreed to assume and discharge any and all of our liabilities existing as the closing date, of which there are expected to be none, as all of our operations have been conducted through Enviromart Industries, Inc. (our sole operating subsidiary).

The above described purchase and sale transaction is expected to close on or about May 31, 2016, effective March 31, 2016, and must be approved by a majority of our shareholders, which approval we intend to obtain by written consent.  Upon consummation of the purchase and sale transaction, our operating business will have been discontinued, and we will focus on seeking to acquire a profitable operating business with strong growth potential.

On March 23, 2016, Mr. George Adyns resigned from our board of directors, but will remain as President, Secretary and CFO until the closing of the purchase and sale transaction.

All of the disclosures in this Annual report on Form 10-K must be viewed in light of the planned disposition of our sole operating subsidiary, as once this transaction is complete, our operating business will have been discontinued, and the value of our company will be dependent upon our ability to locate and consummate the acquisition of a profitable operating business with strong growth potential.

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

EnviroPack/SpillCon

EnviroPack/SpillCon products are distributed through several channels.  Our core method of distribution is through select and established container, safety supply and material handling distributors strategically located throughout the US and Canada. All products are currently being warehoused in our central distribution center in Southern NH. We intend when our resources permit where appropriate to use public warehousing facilities throughout the US to assist in rapid delivery of products to the environmental emergency response market.

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

In general, the companies that our businesses compete with have financial and other resources far in excess of our resources, which results in a very difficult competitive environment for the Company. This challenging competitive environment has many potential adverse effects, including making it much more difficult for the Company to secure new business, as well as retain existing business. In addition, the competitive environment in which we operate tends to limit our gross margins and our ability to pass increasing costs onto our customers. Finally, since our competitors generally have substantially greater financial and other resources, than do we, they generally have a far greater capacity to innovate, which could put us at a competitive disadvantage, and, accordingly have an adverse effect upon our business.

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

Personnel

As of December 31, 2015, we employed 10 persons.

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

As of December 31, 2015, we do not own any patents and had no patents pending. We have not been nor are we currently involved in or aware of any litigation regarding any of our intellectual property.

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

Seasonality

From inception (Q2 2013) through December 31, 2015, the Company realized approximately $4,420,000 in revenues.  Accordingly, we do not yet have a complete historical basis to determine whether our revenue will be subject to seasonal fluctuation. Based on our history to date, we do anticipate some seasonality in our revenues, with somewhat lower revenues during the summer and winter months.

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

ITEM 2:  Properties

We are headquartered in Plaistow, New Hampshire, where we lease space from an entity controlled by Michael R. Rosa, a significant shareholder. Currently, we are leasing approximately 19,500 square feet of space, of which 2,000 square feet is dedicated to administration, 1,000 square feet is dedicated to research and development and 16,500 square feet is dedicated to warehouse. The monthly rent for this facility is currently $10,400. This is a gross lease under which the landlord pays taxes, utilities and maintenance and repairs. We believe that our current office space is adequate for current and anticipated near term levels of business activity.

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

PART II

ITEM 5:  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted in the OTC market (OTCPINK) under the symbol “EVRT”.  We have not included 2 year trading history for our common stock because our stock was not approved for quotation until January 19, 2016. Our common stock last traded at $0.10 on March 14, 2016.  However, currently, there is no active public trading market for our shares.

The sale of “restricted securities” (common stock) pursuant to Rule 144 of the SEC by members of management or any other person to whom any such securities may be issued in the future may have a substantial adverse impact on any such public market. For information regarding the requirements for re-sales under Rule 144, see the heading “Rule 144” below.

Holders

As of March 31, 2016, we had approximately 77 shareholders of record. We believe that additional beneficial owners of our common stock hold shares in street name.

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

Effective September 30, 2015, convertible notes in the aggregate principal amount of $250,000 were converted by their terms into approximately 10 million shares of our common stock (a conversion price of $.025). In addition, an aggregate of approximately $113,000 of indebtedness was converted into 1,100,000 shares of our common stock (a conversion price of $.10 per share).

On December 31, 2015, the Company sold an aggregate of 2,100,000 shares of our common stock to three accredited investors for gross proceeds of $12,000 (an average per share price of $.006).

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

Planned Sale of Operating Business

On February 16, 2016, The Rushcap Group, Inc. (“Rushcap”), an affiliate of Mark Shefts (then a significant shareholder), notified us that, effective March 31, 2016, it was discontinuing its funding of our wholly owned subsidiary under the Inventory Financing Agreement dated June 19, 2015. Rushcap reserved the right to discontinue the funding prior to March 31, 2016, if it so determined. Thus far, Rushcap has since March 31, continued to provide funding. The discontinuation of funding will have a material adverse effect on our business, financial condition and results of operation, as we do not believe that it will be able to timely secure funding to replace the discontinued Inventory Financing.

In light of the discontinuation of funding, our Board of Directors spent approximately one month assessing the operating company’s current business and funding prospects, including whether to transfer the operating subsidiary to Michael R. Rosa, our founder and a significant shareholder, in accordance with that certain Agreement between the Company, Mr. Rosa and Mr. Shefts, dated July 14, 2014 (“Break-up Agreement”).  The Break-up Agreement was disclosed in the Company’s Current Report on Form 8-K filed July 18, 2014, which is incorporated herein by this reference.

Our Board of Directors concluded that the discontinuation of funding would have a material adverse effect on our business, financial condition and results of operation, as it did not believe that it would be able to timely secure funding to replace the discontinued Inventory Financing.

On March 17, 2016, our Board of Directors approved the sale of our sole operating subsidiary, Enviromart Industries, Inc., to Michael R. Rosa, our founder and a significant shareholder, as contemplated by that certain Agreement between us, Mr. Rosa and Mark Shefts, dated July 14, 2014 (“Break-up Agreement”). The Break-up Agreement was originally disclosed in our Current Report on Form 8-K filed July 18, 2014, which is incorporated herein by this reference.

On March 21, 2016, we entered into a Stock Purchase and Sale Agreement with Michael R. Rosa and Enviromart Industries, Inc., our sole operating subsidiary, pursuant to which we will transfer to Mr. Rosa all the issued and outstanding capital stock of Enviromart Industries, Inc.

In consideration for the transfer of the operating subsidiary to Mr. Rosa, of the 13,567,500 shares of our common stock currently owned by him, Mr. Rosa will surrender to us 12,567,500 shares, which shares will be returned to the status of authorized and unissued shares.  In addition, Mr. Rosa and Enviromart Industries, Inc. have agreed to assume and discharge any and all of our liabilities existing as the closing date, of which there are expected to be none, as all of our operations have been conducted through Enviromart Industries, Inc. (our sole operating subsidiary).

The above described purchase and sale transaction is expected to close no later than May 31, 2016, effective March 31, 2016, and must be approved by a majority of our shareholders, which approval we intend to obtain by written consent.  Upon consummation of the purchase and sale transaction, our operating business will have been discontinued, and we will focus on seeking to acquire a profitable operating business with strong growth potential.

On March 23, 2016, Mr. George Adyns resigned from our board of directors, but will remain as President, Secretary and CFO until the closing of the purchase and sale transaction.

All of the disclosures in this Annual report on Form 10-K must be viewed in light of the planned disposition of our sole operating subsidiary, as once this transaction is complete, our operating business will have been discontinued, and the value of our company will be dependent upon our ability to locate and consummate the acquisition of a profitable operating business with strong growth potential.

Results of Operations

Sales

For the year ended December 31, 2015, we had sales of $2,268,504 as compared to $1,657,477 for the year ended December 31, 2014, an increase of 37%.  The increase in revenue was attributable to the inventory financing we received, which we used to fulfill open purchase orders we would not have been able to fill in the normal course of business.  If we are unable to obtain additional funding in the near term, we expect that our sales revenue will be adversely affected, as we do not currently have the capital needed to fund inventory purchases necessary to maintain even current revenue levels.

Cost of Goods Sold

Cost of goods sold was $1,535,910 for the year ended December 31, 2015 as compared to $1,243,201 for the year ended December 31, 2014.  Cost of sales as a percentage of sales was 67.7% for the year ended December 31, 2015 compared to 75% for the year ended December 31, 2014.  Cost of goods sold as a percentage of sales decreased significantly due to the inventory funding we received.  Because of that funding, we were able to purchase and manufacture our proprietary items in bulk and therefore at a lower cost per unit.

General and Administrative Expenses

General and administrative expenses were $1,201,233 for the year ended December 31, 2015 as compared $1,128,745 for the year ended December 31, 2014.  We expect future general and administrative expenses will be consistent with the results for the year ended December 31, 2015 (unless the above described purchase and sale transaction is consummated) as the amount reported for the year ended December 31, 2014 included non-cash stock based compensation expense of $100,188. In addition, the benefits of cost reduction measures that were put into effect in the third quarter of 2014 were realized for most of the year. We don’t expect to realize further reductions in general and administrative expenses for the foreseeable future (unless the above described purchase and sale transaction is consummated).

Loss from Operations

Loss from operations was $468,639 during the year ended December 31, 2015, as compared to a loss from operations of $714,469 during the year ended December 31, 2014.  The difference was a result of our increase in sales and improvement in our gross profit percentage due to inventory financing.

Recent Developments

Planned Sale of Operating Business

On February 16, 2016, The Rushcap Group, Inc. (“Rushcap”), an affiliate of Mark Shefts (then a significant shareholder), notified us that, effective March 31, 2016, it was discontinuing its funding of our wholly owned subsidiary under the Inventory Financing Agreement dated June 19, 2015. Rushcap reserved the right to discontinue the funding prior to March 31, 2016, if it so determined. Thus far, Rushcap has since March 31, continued to provide funding. The discontinuation of funding will have a material adverse effect on our business, financial condition and results of operation, as we do not believe that it will be able to timely secure funding to replace the discontinued Inventory Financing.

In light of the discontinuation of funding, our Board of Directors spent approximately one month assessing the operating company’s current business and funding prospects, including whether to transfer the operating subsidiary to Michael R. Rosa, our founder and a significant shareholder, in accordance with that certain Agreement between the Company, Mr. Rosa and Mr. Shefts, dated July 14, 2014 (“Break-up Agreement”).  The Break-up Agreement was disclosed in the Company’s Current Report on Form 8-K filed July 18, 2014, which is incorporated herein by this reference.

Our Board of Directors concluded that the discontinuation of funding would have a material adverse effect on our business, financial condition and results of operation, as it did not believe that it would be able to timely secure funding to replace the discontinued Inventory Financing.

On March 17, 2016, our Board of Directors approved the sale of our sole operating subsidiary, Enviromart Industries, Inc., to Michael R. Rosa, our founder and a significant shareholder, as contemplated by that certain Agreement between us, Mr. Rosa and Mark Shefts, dated July 14, 2014 (“Break-up Agreement”). The Break-up Agreement was originally disclosed in our Current Report on Form 8-K filed July 18, 2014, which is incorporated herein by this reference.

On March 21, 2016, we entered into a Stock Purchase and Sale Agreement with Michael R. Rosa and Enviromart Industries, Inc., our sole operating subsidiary, pursuant to which we will transfer to Mr. Rosa all the issued and outstanding capital stock of Enviromart Industries, Inc.

In consideration for the transfer of the operating subsidiary to Mr. Rosa, of the 13,567,500 shares of our common stock currently owned by him, Mr. Rosa will surrender to us 12,567,500 shares, which shares will be returned to the status of authorized and unissued shares.  In addition, Mr. Rosa and Enviromart Industries, Inc. have agreed to assume and discharge any and all of our liabilities existing as the closing date, of which there are expected to be none, as all of our operations have been conducted through Enviromart Industries, Inc. (our sole operating subsidiary).

The above described purchase and sale transaction is expected to close on or about May 31, 2016, effective March 31, 2016, and must be approved by a majority of our shareholders, which approval we intend to obtain by written consent.  Upon consummation of the purchase and sale transaction, our operating business will have been discontinued, and we will focus on seeking to acquire a profitable operating business with strong growth potential.

On March 23, 2016, Mr. George Adyns resigned from our board of directors, but will remain as President, Secretary and CFO until the closing of the purchase and sale transaction.

All of the disclosures in this Annual report on Form 10-K must be viewed in light of the planned disposition of our sole operating subsidiary, as once this transaction is complete, our operating business will have been discontinued, and the value of our company will be dependent upon our ability to locate and consummate the acquisition of a profitable operating business with strong growth potential.

Liquidity and Capital Resources

Currently, we have only minimal operating capital. Accordingly, we have an immediate and urgent need for additional capital to fund our business operations. Although the $680,000 in inventory financing we received through April 8, 2016, is helping to fund limited sales, the lack of operating capital is adversely affecting our ability to purchase needed product inventory and develop our Enviromart.com B2B website.  As disclosed above, On February 16, 2016, Rushcap, an affiliate of Mark Shefts (then a significant shareholder), notified us that, effective March 31, 2016, it was discontinuing its funding of our wholly owned subsidiary under the Inventory Financing Agreement dated June 19, 2015. Rushcap reserved the right to discontinue the funding prior to March 31, 2016, if it so determined.  Thus far, Rushcap has since March 31, continued to provide funding. The discontinuation of funding will have a material adverse effect on our business, financial condition and results of operation, as we do not believe that it will be able to timely secure funding to replace the discontinued Inventory Financing.

Our Board of Directors concluded that the discontinuation of the inventory funding would have a material adverse effect on our business, financial condition and results of operation, as it did not believe that it would be able to timely secure funding to replace the discontinued Inventory Financing.

Our lack of working capital is and has been interfering with our ability to implement our business plan and maximize our sales revenue.

We have been unable to raise any significant additional capital, whether through the sale of equity or debt securities.

Although our operating revenues have grown, we are incurring significant costs and expenses in connection with the implementation of our business plan and ongoing compliance costs associated with being a public company. During the year ended December 31, 2015, our operating activities used approximately $504,000 in cash (about $42,000 per month), compared to using $486,000 in 2014 (about $41,000 per month). The approximate $18,000 increase in cash used by our operating activities was primarily attributable to a $100,000 decrease in stock based compensation (non-cash) and a $352,000 decrease in the change (increase) in accounts payable, partially offset by a $167,000 decrease in the loss for the year, a $96,000 decrease in the change (decrease) in accounts receivable, saved $98,000 by converting accounts payable and accrued expenses to equity  and a $93,000 decrease in the change (decrease) in inventory.

At December 31, 2015, we had a working capital deficiency of approximately $1,123,000 compared to a working capital deficiency of approximately $942,000 at December 31, 2014. The $181,000 increase in our working capital deficiency was due primarily to an increase in the inventory line of credit of $520,000 and a $51,000 decrease in accounts receivables partially offset by a $267,000 decrease in liabilities as a result of conversion into common stock, a decrease in due to officer of $100,000, a $49,000 decrease in accounts payable and accrued expenses, a $15,000 increase in cash and a $41,000 increase in inventory.

As of December 31, 2014 and 2015, the operating subsidiary was delinquent with respect to the payment of payroll taxes for the period July 1, 2013 through June 30, 2014 in the amount of $119,079.  As of December 31, 2015, the Company owed an aggregate of $156,740, including $37,661 in penalties and interest related to these delinquencies.  As of December 31, 2015, the company was delinquent with respect to the payment of payroll taxes for 2015 in the amount of $111,500.  The Company believes that it will be able to secure a waiver of all penalties in the aggregate approximate amount of $35,000, leaving the Company with a payroll tax liability (including interest) of approximately $232,000. The company expects to pay this amount out in installments over a three-year period (approximately $6,500 per month).

As disclosed above, on March 21, 2016, we entered into a Stock Purchase and Sale Agreement with Michael R. Rosa and Enviromart Industries, Inc., our sole operating subsidiary, pursuant to which we will transfer to Mr. Rosa all the issued and outstanding capital stock of Enviromart Industries, Inc.

In consideration for the transfer of the operating subsidiary to Mr. Rosa, of the 13,567,500 shares of our common stock currently owned by him, Mr. Rosa will surrender to us 12,567,500 shares, which shares will be returned to the status of authorized and unissued shares.  In addition, Mr. Rosa and Enviromart Industries, Inc. have agreed to assume and discharge any and all of our liabilities existing as the closing date, of which there are expected to be none, as all of our operations have been conducted through Enviromart Industries, Inc. (our sole operating subsidiary).

The above described purchase and sale transaction is expected to close on or about May 31, 2016, effective March 31, 2016, and must be approved by a majority of our shareholders, which approval we intend to obtain by written consent.  Upon consummation of the purchase and sale transaction, our operating business will have been discontinued, and we will focus on seeking to acquire a profitable operating business with strong growth potential.

Accordingly, upon consummation of the purchase and sale transaction, we will have no assets and no liabilities.  Our operations will be focused on seeking to acquire a profitable operating business with strong growth potential. From and after the sale, unless and until we complete an acquisition, our expenses are expected to consist solely of the costs of complying with our reporting obligations under the Securities and Exchange act of 1934.

Given the discontinuation of the purchase order financing and the absence of replacement funding, if we are unable to close the purchase and sale transaction, we believe that we will not be able to pay our obligations as they become due and that there will be a material adverse effect on our business prospects, financial condition, and results of operations. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities. See Note 3 to the Financial Statements - Going Concern.

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

December 31, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Enviromart Companies, Inc.

We have audited the accompanying balance sheets of Enviromart Companies, Inc. as of December 31, 2015 and 2014, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Enviromart Companies, Inc. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has experienced recurring net losses and has an accumulated deficit of $2,114,069 as of December 31, 2015 which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT

April 14, 2016

THE ENVIROMART COMPANIES, INC.

BALANCE SHEETS

	As of	As of
	December 31,	December 31,
	2015	2014

ASSETS

Current Assets
Cash	$16,743	$1,915
Accounts receivable, net	262,068	268,345
Accounts receivable - related party, net	-	44,579
Inventory, net	212,240	171,156
Prepaid Expenses and Other Current Assets	8,644	-
Total Current Assets	499,695	485,995

Machinery and Equipment, net	29,807	53,961
TOTAL ASSETS	$529,502	$539,956

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Bank Overdraft Payable	$-	$8,721
Accounts payable and accrued expenses	903,077	890,204
Convertible notes and interest payable	-	152,096
Inventory Line of Credit	719,845	200,000
Note Payable	-	7,975
Due to Officer	-	153,745
Due to related party	-	15,000
Total Current Liabilities	1,622,922	1,427,741

Stockholders' Deficit
Preferred stock, $0.0001 par value, 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value, 250,000,000 shares authorized; 48,419,275 and 34,995,429 shares issued and outstanding at December 31, 2015 and 2014, respectively	4,842	3,500
Common stock to be issued, 2,100,000 and 271,000 shares issuable at December 31, 2015 and 2014, respectively	210	27
Additional paid-in capital	1,015,597	635,256
Accumulated deficit	(2,114,069)	(1,526,568)
Total Stockholders' Deficit	(1,093,420)	(887,785)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$529,502	$539,956

The accompanying notes are an integral part of these financial statements

THE ENVIROMART COMPANIES, INC.

STATEMENTS OF OPERATIONS

	Year Ended December 31, 2015
	2015	2014

Sales
Packaging solutions	$1,016,281	$803,422
Absorbent products	1,252,223	498,595
Related Party Revenue	-	355,460
Total sales	2,268,504	1,657,477

Cost of goods sold
Packaging solutions	582,513	718,393
Absorbent products	885,389	427,260
Shipping - net	68,008	97,548
Total cost of goods sold	1,535,910	1,243,201

Gross profit	732,594	414,276

Operating Expenses
General and Administrative	1,201,233	1,128,745
Total general and administrative fees	1,201,233	1,128,745

Loss from operations	(468,639)	(714,469)

Other expense
Penalties and Interest	(4,058)	(16,575)
Interest Expense	(114,804)	(22,988)
Total other expense	(118,862)	(39,563)

Net loss	$(587,501)	$(754,032)

Basic and diluted loss per share	$(0.01)	$(0.02)

Weighted average number of shares outstanding - basic and diluted	39,922,416	31,416,834

The accompanying notes are an integral part of these financial statements

THE ENVIROMART COMPANIES, INC.

STATEMENT OF STOCKHOLDERS’ DEFICIT

	Common Stock Issued		Common Stock Issuable
	Shares	Par Value	Shares	Par Value	Additional Paid in Capital	Accumulated Deficit	Stockholders' Equity
							(Deficit)
Balance, December 31, 2013	27,171,429	$2,717	515,000	$52	$403,575	$(772,536)	$(366,192)

Pursuant to consulting services	1,001,500	100	271,000	27	101,312	-	101,440

Pursuant to private placement at $0.0125 per share	10,000,000	1,000	-	-	124,000	-	125,000

Pursuant to private placement at $0.002 per share	3,000,000	300	-	-	5,700	-	6,000

Issuance of issuable shares	515,000	52	(515,000)	(52)	-	-	-

Retirement of shares issued	(6,692,500)	(669)	-	-	669	-	-

Net loss for the period	-	-	-	-	-	(754,032)	(754,032)

Balance, December 31, 2014	34,995,429	3,500	271,000	27	635,256	(1,526,568)	(887,785)

Pursuant to private placement at $0.002 per share	1,848,571	185	-	-	3,512	-	3,697

Pursuant to consulting services	75,000	7	-	-	143	-	150

Issuance of issuable shares	271,000	27	(271,000)	(27)	-	-	-

Conversions of liabilities	11,229,275	1,123	-	-	364,650	-	365,773

Pursuant to private placement at average $0.006 per share	-	-	2,100,000	210	11,790	-	12,000

Warrants	-	-	-	-	246	-	246

Net loss for the period	-	-	-	-	-	(587,501)	(587,501)

Balance, December 31, 2015	48,419,275	$4,842	2,100,000	$210	$1,015,597	$(2,114,069)	$(1,093,420)

The accompanying notes are an integral part of these financial statements

THE ENVIROMART COMPANIES, INC.

STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31,
	2015	2014

Cash Flows from Operating Activities
Net loss	$(587,501)	$(754,032)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization expense	24,154	26,328
Loss on extinguishment of debt	-	1,250
Stock-based compensation	337	100,188
Changes in operating assets and liabilities:
Accounts receivable	50,856	(147,360)
Inventory	(41,083)	(133,569)
Prepaid expenses and other current assets	(8,644)	600
Accounts payable and accrued expenses	58,083	409,869
Interest payable on convertible notes	-	9,986
Net cash used in operating activities	(503,798)	(486,740)

Cash Flows from Investing Activities
Purchase of equipment	-	(9,493)
Net cash used in investing activities	-	(9,493)

Cash Flows from Financing Activities
Proceeds from (payment of) bank overdraft	(8,723)	4,912
Payments on inventory financing	-	(9,164)
Proceeds from Inventory Line of Credit	519,845	200,000
Advances by officer (to pay expenses)	(218)	153,745
Proceeds from (payments of) Note Payable	(7,975)	7,975
Proceed from common stock issuable	210	-
Issuance of common stock for cash	15,487	131,000
Net cash provided by financing activities	518,626	488,468

Increase in Cash and Cash Equivalents	14,828	(7,765)

Cash and Cash Equivalents--Beginning of Period	1,915	9,680
Cash and Cash Equivalents--End of Period	$16,743	$1,915

Non-Cash Investing and Financing Activities
Common stock issued for debt	$365,835	$-
Common stock issued for consultants	$-	$26,440
Retirement of shares from officer	$-	$(669)
Convertible note issued for due to officer	$100,000	$-
Note for purchase of equipment	$-	$8,700
Subscription payable	$27	$(24)

The accompanying notes are an integral part of these financial statements

THE ENVIROMART COMPANIES, INC.

Notes to Financial Statements

December 31, 2015 and 2014

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

The Company is a provider of United Nations/Department of Transportation (“UN/DOT”) certified environmental waste packaging solutions, as well as environmental spill response and control products (primarily absorbent products).

On March 21, 2016, the Company entered into a Stock Purchase and Sale Agreement with Michael R. Rosa, founder and a significant shareholder, and Enviromart Industries, Inc., its sole operating subsidiary, pursuant to which the Company will transfer to Mr. Rosa all the issued and outstanding capital stock of Enviromart Industries, Inc.

In consideration for the transfer of the operating subsidiary to Mr. Rosa, of the 13,567,500 shares of Company common stock currently owned by him, Mr. Rosa will surrender to us 12,567,500 shares, which shares will be returned to the status of authorized and unissued shares.  In addition, Mr. Rosa and Enviromart Industries, Inc. have agreed to assume and discharge any and all of the Company’s liabilities existing as the closing date, of which there are expected to be none, as all of the Company’s operations have been conducted through Enviromart Industries, Inc. (its sole operating subsidiary).

The above described purchase and sale transaction is expected to close no later than May 31, 2016, effective March 31, 2016, and must be approved by a majority of the Company’s shareholders, which approval the Company intend to obtain by written consent.  Upon consummation of the purchase and sale transaction, the Company’s operating business will have been discontinued, and it will focus on seeking to acquire a profitable operating business with strong growth potential.

Accordingly, upon consummation of the purchase and sale transaction, the Company we will have minimal assets and liabilities.  Its operations will be focused on seeking to acquire a profitable operating business with strong growth potential. From and after the sale, unless and until the Company completes an acquisition, its expenses are expected to consist solely of the costs of complying with our reporting obligations under the Securities and Exchange act of 1934.

Given the discontinuation of the purchase order financing and the absence of replacement funding, if we are unable to close the purchase and sale transaction, we believe that we will not be able to pay our obligations as they become due and that there will be a material adverse effect on our business prospects, financial condition, and results of operations.

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

Accounts Receivable

In the normal course of business, the Company extends credit to customers that satisfy defined credit criteria.  Accounts receivable is recorded at carrying value, which approximates fair value, and is presented in the Company's consolidated balance sheets net of any allowance for doubtful accounts.  As of December 31, 2015, an allowance for doubtful accounts of $4,277 has been recorded.

Inventory

The Company’s inventory is stated at the lower of cost or estimated realizable value, with cost primarily determined on a weighted-average cost basis on the first-in, first-out (“FIFO”) method.  The Company continuously evaluates the composition of its inventory, assessing slow-turning product.  Estimated realizable value of inventory is determined based on an analysis of historical sales trends of our individual products, the impact of market trends and economic conditions, and a forecast of future demand, giving consideration to the value of current orders in-house relating to the future sales of inventory.  Estimates may differ from actual results due to quantity, quality, and mix of products in inventory, customer demand, and market conditions.  The Company’s historical estimates of these costs and any provisions have not differed materially from actual results.  Any reserves for inventory obsolescence or shrinkage, representing the risk of physical loss of inventory, are adjusted based upon management estimates and physical inventory counts. As of December 31, 2015 and 2014, an inventory reserve of $52,147 and $7,193 has been recorded, respectively.

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

For the year ended December 31, 2015, one customer represented 12% of our total revenues. The loss of this customer would have a material adverse effect on our business.

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

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized.  As of December 31, 2015, all deferred tax assets continue to be fully reserved.

Basic Earnings (Loss) Per Share

Basic EPS is based on the weighted average number of common shares outstanding.  Diluted EPS is based on the weighted average number of common shares outstanding and dilutive common stock equivalents.  Basic EPS is computed by dividing net income/loss available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period.  Weighted average number of shares used to calculate basic and diluted loss per share is considered the same as the effect of dilutive shares is anti-dilutive for all periods presented. As of December 31, 2015 and 2014 there were 800,000 and 1,800,000 common stock equivalents not included in dilutive earnings per share as their effect is anti-dilutive.

Revenue Recognition

Revenue is recognized across all segments of the business when there is persuasive evidence of an arrangement, delivery has occurred, price has been fixed or is determinable, and collectability is reasonably assured.  Revenue is recognized at the time title passes and risk of loss is transferred to customers.

Sales Reserves and Uncollectible Accounts

A significant area of judgment affecting reported revenue and net income is estimating sales reserves, which represent that portion of gross revenues not expected to be realized.  In particular, wholesale revenue is reduced by estimates of returns, discounts, markdowns, and operational chargebacks.  In determining estimates of returns, discounts, markdowns and operational chargebacks, management analyzes current economic and market conditions.  We review and refine these estimates on a quarterly basis.  As of December 31, 2015, a sales reserve had not been deemed necessary, and therefore, not recorded.

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

Recently Issued Financial Accounting Standards

In February 2016, the Financial Accounting Standards Board (“FASB”) issued its new lease accounting guidance in Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842).  Under the new guidance, lessees will be required to recognize for all leases (with the exception of short-term leases) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.  The new standard is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years.  The Company is currently evaluating the impact of the adoption of this ASU to the Company’s consolidated financial statements and related disclosures.

In November 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which will require deferred tax assets and deferred tax liabilities to be presented as noncurrent within a classified balance sheet. The ASU simplifies the current guidance which requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified balance sheet. The current requirement that deferred tax assets and liabilities of a tax-paying component of an entity be offset and presented as a single amount is not affected. The ASU is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. We do not presently anticipate that the adoption of this standard will have a material impact on our financial statements.

In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, which eliminates the requirement to retrospectively account for measurement-period adjustments. This standard is effective for our financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. We intend to apply the new guidance on a prospective basis. We do not presently anticipate that the adoption of this standard will have a material impact on our financial statements.

In August 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated With Line-of-Credit Arrangements - Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting, to clarify that given the absence of authoritative guidance within ASU No. 2015-03 for debt issuance costs related to the line-of-credit arrangements, such costs may be presented as an asset and subsequently amortized ratably over the term of the line-of-credit arrangement. We do not presently expect the adoption of this update to have a material effect on our consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory. This standard requires that inventory be measured at the lower of cost or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Inventory measured using last-in, first-out or the retail inventory method are excluded from the scope of this update which is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. We do not anticipate that the implementation of ASU 2015-11 will have a material impact on our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. This standard is effective for our financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. The new guidance will be applied on a retrospective basis. We do not presently anticipate that the adoption of this standard will have a material impact on our financial statements.

In August 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (ASU) 2014-15, which requires management to assess, at each annual and interim reporting period, the entity's ability to continue as a going concern within one year after the date that the financial statements are issued and provide related disclosures. The guidance is effective for the year ended December 31, 2016, with early adoption permitted. We have assessed the impact of this standard and do not believe that it will have a material impact on our consolidated financial statements or disclosures upon adoption.

In May 2014, the FASB issued authoritative guidance amending the FASB Accounting Standards Codification and creating a new Topic 606, Revenue from Contracts with Customers. The new guidance clarifies the principles for recognizing revenue and develops a common revenue standard for U.S. GAAP applicable to revenue transactions. This guidance provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The existing industry guidance will be eliminated when the new guidance becomes effective and annual disclosures will be substantially revised. Additional disclosures will also be required under the new standard. In July 2015, the FASB approved a proposal that extended the required implementation date one year to the first quarter of 2018 but also would permit companies to adopt the standard at the original effective date of 2017. Implementation may be either through retrospective application to each period from the first quarter of 2016 or with a cumulative effect adjustment upon adoption in 2018. We are assessing the impact this new standard is anticipated to have on our consolidated financial statements.

NOTE 3.  GOING CONCERN

During the year ended December 31, 2015, although the Company has generated revenue, thus far it has been unable to generate cash flows sufficient to support its operations and has been dependent on debt and equity financing.  In addition to negative cash flow from operations, the Company has experienced recurring net losses, and has an accumulated deficit of $2,114,069 as of December 31, 2015. These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

In order to remedy this liquidity deficiency, on March 21, 2016, the Company entered into a Stock Purchase and Sale Agreement with Michael R. Rosa and Enviromart Industries, Inc., its sole operating subsidiary, pursuant to which the Company will transfer to Mr. Rosa all the issued and outstanding capital stock of Enviromart Industries, Inc. See Note 1, Organization and Description of Business.

NOTE 4.  INVENTORY

Inventory consisted of finished goods and raw materials amounting to $231,054 and $41,200, respectively as of December 31, 2015 and $143,173 and $35,177, respectively as of December 31, 2014.  The Company has an inventory reserve of $52,147 and $7,193 as of December 31, 2015 and 2014, respectively.

NOTE 5.  EQUIPMENT

Equipment, net consisted of the following as of December 31, 2015 and 2014:

	December 31, 2015	December 31, 2014
Machinery and equipment	$87,749	$87,749
Less: accumulated depreciation	(57,942)	(33,788)
Equipment, net	$29,807	$53,961

The Company recorded depreciation expense of $24,154 for the years ended December 31, 2015 and 2014, respectively.

NOTE 6.  CONVERTIBLE NOTES

During August, 2013, the Company issued a convertible promissory note to an accredited investor in the principal amount of $50,000. The note originally bore interest at a rate of 10% per annum and had a one-year term. The note was originally convertible into shares of common stock at the rate of $0.125 per share. The convertible note was amended in September 2014 (effective July 31, 2014) to extend its maturity date to September 10, 2015, reduce the conversion rate of the note from $0.125 to $0.05 per share, allow the note holder to elect to receive stock in lieu of cash for his interest and issue the note holder 100,000 shares of common stock in consideration of this agreement upon execution. On January 21, 2015, the Company and the holder of the note agreed to reduce the conversion price of the note to $.025 per share, in consideration for which the holder agreed to extend the maturity date of the note for an additional one-year period (until September 16, 2016).  Effective September 30, 2015, the holder of the note elected to convert the principal amount of the note as well as $2,384 of interest payable in exchange for 2,095,352 shares of Company common stock.

During August, 2013, the Company issued a convertible promissory note to an accredited investor in the principal amount of $100,000. Effective July 14, 2014, this investor became a related party due to his acquiring an additional 10,000,000 shares of common stock.  Effective September 30, 2015, the holder of the note elected to convert the principal amount of the note into 4,000,000 shares of Company common stock. Please see Note 9 Related Party Transactions for disclosures concerning this note.

See Note 9 Related Party Transactions for disclosure concerning amounts previously owed to our former CEO, who is a significant shareholder.

At the time of issuances of the notes, the Company assessed the conversion feature to determine if it contained a beneficial conversion feature (BCF) as per ASC 470. The Company determined it did not have a BCF since the conversion price was greater than the market price of the common stock on the date of issuance.

NOTE 7. SHARE PURCHASE WARRANTS

The following table summarizes the continuity of share purchase warrants:

	Number of Warrants	Weighted Average Exercise Price
Balance, January 1, 2015	-0-	N/A

Issued, December 31, 2015	800,000	$0.102

Balance, December 31, 2015	800,000	$0.102

As of December 31, 2015, the only share purchase warrant outstanding was for 250,000 warrants with an exercise price of $0.10 expiring on December 31, 2018.

NOTE 8.  LEASES

The Company leases its primary facility in Plaistow, New Hampshire for $10,400 per month from an entity owned beneficially by a significant shareholder.  The lease commenced on May 1, 2015 and was terminated effective December 31, 2015.  Currently the Company is a tenant at will.  See Note 9 Related Party Transactions.

NOTE 9.  RELATED PARTY TRANSACTIONS

The Company rents its facility, on a month to month basis.  The facility consists of 19,500 square feet of office and warehouse space located in Plaistow, New Hampshire for $10,400 per month from an entity owned beneficially by the Company’s former CEO, who is a significant shareholder.  The lease is a gross lease under which the landlord pays all taxes, maintenance and repairs, and insurance. The lease commenced on May 1, 2015 and was terminated effective December 31, 2015. As of December 31, 2015 and 2014, $7,000 was prepaid/advanced and $7,500 was due/owed under this agreement.

In the normal course of business, the Company sold materials to Enco Industries, a company controlled by our former CEO, who is a significant shareholder. During the year ended December 31, 2014, the Company sold $355,460 worth of materials in arms-length transactions to this related party. As of December 31, 2014, the Company was due $44,579 related to these sales.  This balance was paid in January, 2015.

During August, 2013, the Company issued a convertible promissory note to an accredited investor in the principal amount of $100,000. Effective July 14, 2014, this investor became a related party due to his acquiring an additional 10,000,000 shares of common stock.  The note originally bore interest at a rate of 10% per annum, had a one-year term and was convertible into shares of common stock at the rate of $0.125 per share. The note was amended in July 2014, to extend its maturity date to July 15, 2015 and to make it non-interest bearing. On January 21, 2015, the Company and the holder of the note agreed to reduce the conversion price of the note to $.025 per share, in consideration for which the holder agreed to extend the maturity date of the note for an additional one-year period (until July 15, 2016).  Effective September 30, 2015, the holder of the note elected to convert the principal amount of the note in exchange for 4,000,000 shares of Company common stock.

As of December 31, 2014, $10,000 of the $25,000 cash portion of the consideration paid for the purchase of intellectual property had been paid.  The remaining $15,000 is included on the consolidated balance sheet as a due to related party because the seller of the intellectual property was hired as an employee of the Company subsequent to the effectiveness of the transaction.  Immediately prior to September 30, 2015, we owed $15,000 to the seller for the purchase of intellectual property. Effective September 30, 2015, the holder of the note elected to convert the principal amount of the note in exchange for 188,663 shares of Company common stock.

During the year ended December 31, 2014, the Company's CEO paid $153,745 in expenses of the Company through the use of his personal funds and personal credit cards.  On January 21, 2015, $100,000 of this liability was evidenced by a convertible note.  During the year ended December 31, 2015, $53,745 was repaid and our former CEO elected to convert the convertible promissory note in the principal amount of $100,000 into 4,000,000 shares of common stock.  These balances were previously reflected in the account captioned “Due to Officer.”

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

(3)

Michael R Rosa, CEO of the Company, agreed to surrender approximately 6,692,500 shares of the Registrant’s common stock to the treasury, to be restored to the status of authorized but unissued shares; and

(4)

Mr. Rosa agreed to accept a promissory note in the amount of $98,268 for amounts he has advanced on behalf of the Company through June 30, 2014.  As of December 31, 2014, the amount advanced totaled $153,745 as is included in the consolidated balance sheet as due to officer.  This note was issued on January 21, 2015 for $100,000 and is non-interest bearing and matures on July 15, 2016. See Note 13 – Subsequent Events

The Agreement also provides that if the Board of Directors should at any time determine to discontinue the business operations of the Company, then, subject to compliance with applicable laws, the Company will transfer to Michael R. Rosa its discontinued operating businesses, in exchange for his surrendering to the Company all shares of common stock of the Company owned or controlled by him. See Note 13, Subsequent Events.

In connection with the foregoing transaction, the Company, on July 14, 2014, sold to Rushcap Group, Inc. (Mark Shefts’ designee) (an accredited investor) 10,000,000 shares of its common stock, for aggregate consideration of $125,000 (a per-share price of $.0125).

On September 26, 2014, the Company entered into an agreement with Rushcap Group, Inc. (controlled by Mark Shefts (then a significant shareholder)) to provide a revolving line of credit to purchase inventory to the Company.  The maximum borrowing amount under this agreement was $300,000.  Under the Agreement, interest was payable at a rate of 3.5% per advance for the first 30-day period or portion thereof, then 1.5% per 30-day period or portion thereof until paid with a maximum borrowing term of 120 days per advance.  The Agreement also provided that payments are due within 30 days of the Company receiving payment from the customer for invoices which are funded under this agreement. Rushcap had informally allowed the Company to treat the revolving line of credit as a term loan (not requiring payment of the principal as the Company receives payment) and has allowed the Company to pay a flat interest rate of 2% per month.  On May 13, 2015, Rushcap advised us that effective immediately, we must direct our customers to remit A/R payments directly to Rushcap in payment of amounts we owe Rushcap under the line of credit.  Rushcap has also stated that it intends to loan the moneys it receives back to our wholly owned operating subsidiary.  Effective May 29, 2015, this agreement was amended to increase the borrowing amount to $750,000 and amend the interest rate to 2% per month until the principal advanced is paid in full. Through December 31, 2015, $719,845 had been advanced to the company under this agreement.  See Note 13, Subsequent Events.

On March 24, 2015 the Company awarded its then CFO (new President and CFO) warrants to purchase 750,000 shares of common stock, at an exercise price of $.10 per share, subject to vesting annually over a three-year period commencing December 31, 2015. These warrants include a cashless exercise feature.  See Note 10 – Stockholders’ Equity.

NOTE 10.  STOCKHOLDERS’ EQUITY

Private Offering

On July 12, 2014, the Company sold 3,000,000 shares of its common stock to a single accredited investor for gross proceeds of $6,000 (a per share price of $.002).

On July 14, 2014, the Company sold 10,000,000 shares of its common stock to a single accredited investor for gross proceeds of $125,000 (a per share price of $.0125).

On January 22, 2015, the Company sold an aggregate of 1,848,571 shares of our common stock to two accredited investors for gross proceeds of $3,697 (a per share price of $.002).

On December 31, 2015, the Company agreed to sell an aggregate of 2,100,000 shares of our common stock to three accredited investors for gross proceeds of $12,000 (an average per share price of $.006).

Common Stock Issued for the Extinguishment of Liabilities

Effective September 30, 2015, the holder of a $50,000 note elected to convert the principal amount of the note as well as $2,384 of interest payable into 2,095,352 shares of Company common stock.

Effective September 30, 2015, the holders of two $100,000 notes elected to convert the principal amounts of their respective notes into 4,000,000 shares each of Company common stock.

Effective September 30, 2015, the holder of a $15,000 related party note elected to convert the principal amount of the note into 188,663 shares of Company common stock.

Effective September 30, 2015, several persons owed in the aggregate $98,388 elected to convert their respective debt into an aggregate of 945,220 shares of Company common stock.

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

In August 2014, the Company entered into an agreement with an accountant (now the company’s President and CFO) pursuant to which he was compensated for his services at a rate of $75 per hour for the first 20 hours per week, then 1,000 shares per hour for every hour, or partial hour, thereafter.  These shares are valued at $0.0125 per share.  Through December 31, 2015, the Company has issued all 195,000 shares under this agreement.

On February 10, 2015, the Company issued 75,000 shares to a third party in recognition of services.  There shares were valued at $0.002 per share.

On March 24, 2015 the Company granted 750,000 warrants to its then Chief Financial Officer (now President and CFO). The warrants vest over a three-year period with 250,000 warrants vesting each year. The warrants are exercisable at $.10 per share and expire on December 31, 2018. The Company recognizes stock-based compensation in the financial statements for all share-based awards to employees, including grants of warrants, based on their fair values.  The Company uses the Black-Scholes valuation model to estimate the fair value of stock option grants.  The Black-Scholes model incorporates calculations for expected volatility and risk-free interest rates and these factors affect the estimate of the fair value of the Company’s stock option grants.  The Company used the following variables in its Black-Scholes calculation. Exercise price of $0.10, stock price of $0.002, risk free rate of .5%, term of 3 years and volatility of 200%. The total fair value of the warrants is $750. Total stock based compensation expense for the year ended December 31, 2015 $250.

NOTE 11.  INCOME TAXES

A reconciliation of the expected income tax benefit (provision) computed using the federal statutory income tax rate of 34% and New Hampshire statutory income tax rate of 8.5% to the Company’s effective income tax rate is as follows:

	2015	2014
Book income (loss) from operations	(249,688)	(320,464)
Stock/options issued for services	143	43,111
Depreciation and amortization	10,265	11,189
Change in valuation allowance	239,279	266,163
Income Tax Expense	-	-

The tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets and deferred tax liabilities are presented below:

	2015	2014
Cumulative NOL	(1,826,853)	(1,263,843)

Deferred Tax assets:
(34% Federal, 8.5% Avg. Corp. Rate)
Net operating loss carry forwards	(898,479)	(648,791)
Stock/options issued for services	71,941	71,798
Depreciation and amortization	24,625	14,360
Impairment Expense	25,500	25,500
Valuation allowance	776,413	537,133
Income tax provision	-	-

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

The Company files U.S. federal and New Hampshire income tax returns. Our major tax jurisdictions are U.S. federal and the State of New Hampshire and are subject to tax examinations for the open years from 2012 through 2015.  As of the date of this filing, the Company has not filed its tax return for the fiscal year ended 2015.  While none are anticipated, fines and/or penalties may be associated with the delinquent filing.

As of December 31, 2015 and 2014, the Company had net operating loss carry-forwards for federal and state income tax purposes of approximately $1,780,000 and $1,264,000, respectively.  Such carry-forwards may be used to reduce taxable income, if any, in future year subject to limitations of Section 382 of the Internal Revenue Code for federal income and New Hampshire tax purposes.  The Company believes an ownership change may have occurred, as defined by Sections 382 and 383 of the Internal Revenue Code, which could result in the forfeiture of a significant portion of its net operating loss carry-forwards. The Company is not using any tax attributes in the current year, but will analyze whether a change occurred and the related impact on its gross deferred tax assets, if needed. As the Company's analysis is not complete, the impact to its gross deferred tax assets is uncertain.

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

We have received notification from the DLA stating that our appeal was reviewed and denied.  As a result, we are not able to bid on any new US government contracts that might otherwise be of interest to us. Our inability to bid on future US government contracts could have an adverse effect on our revenues and profitability.

NOTE 13 – SUBSEQUENT EVENTS

On February 16, 2016, The Rushcap Group, Inc. (“Rushcap”), an affiliate of Mark Shefts (then a significant shareholder), notified the Company that, effective March 31, 2016, it was discontinuing its funding of the Company’s wholly owned subsidiary under the Inventory Financing Agreement dated June 19, 2015. Rushcap reserved the right to discontinue the funding prior to March 31, 2016, if it so determined.  Thus far, Rushcap has since March 31, continued to provide funding. The discontinuation of funding will have a material adverse effect on the Company’s business, financial condition and results of operation, as the Company does believe that it will be able to timely secure funding to replace the discontinued Inventory Financing.

In light of the discontinuation of funding, the Company’s Board of Directors spent approximately one month assessing the operating company’s current business and funding prospects, including whether to transfer the operating subsidiary to Michael R. Rosa, the Company’s founder and a significant shareholder, in accordance with that certain Agreement between the Company, Mr. Rosa and Mr. Shefts, dated July 14, 2014 (“Break-up Agreement”).  The Break-up Agreement was disclosed in the Company’s Current Report on Form 8-K filed July 18, 2014, which is incorporated herein by this reference.

The Company’s Board of Directors concluded that the discontinuation of funding would have a material adverse effect on the Company’s business, financial condition and results of operation, as it did not believe that it would be able to timely secure funding to replace the discontinued Inventory Financing.

On March 17, 2016, the Company’s Board of Directors approved the sale of the Company’s sole operating subsidiary, Enviromart Industries, Inc., to Michael R. Rosa, the Company’s founder and a significant shareholder, as contemplated by that certain Agreement between us, Mr. Rosa and Mark Shefts, dated July 14, 2014 (“Break-up Agreement”). The Break-up Agreement was originally disclosed in the Company’s Current Report on Form 8-K filed July 18, 2014, which is incorporated herein by this reference.

On March 21, 2016, we entered into a Stock Purchase and Sale Agreement with Michael R. Rosa and Enviromart Industries, Inc., the Company’s sole operating subsidiary, pursuant to which we will transfer to Mr. Rosa all the issued and outstanding capital stock of Enviromart Industries, Inc.

In consideration for the transfer of the operating subsidiary to Mr. Rosa, of the 13,567,500 shares of the Company’s common stock currently owned by him, Mr. Rosa will surrender to us 12,567,500 shares, which shares will be returned to the status of authorized and unissued shares.  In addition, Mr. Rosa and Enviromart Industries, Inc. have agreed to assume and discharge any and all of the Company’s liabilities existing as the closing date, of which there are expected to be none, as all of the Company’s operations have been conducted through Enviromart Industries, Inc. (its operating subsidiary).

The above described purchase and sale transaction is expected to close on or about May 31, 2016, effective March 31, 2016, and must be approved by a majority of the Company’s shareholders, which approval we intend to obtain by written consent.  Upon consummation of the purchase and sale transaction, the Company’s operating business will have been discontinued, and we will focus on seeking to acquire a profitable operating business with strong growth potential.

On March 23, 2016, Mr. George Adyns resigned from the Company’s board of directors, but will remain as President, Secretary and CFO until the closing of the purchase and sale transaction.

Per the guidance at ASU 2014-10, the Company will present discontinued operations related to this in the period in which either the discontinued operation has been disposed of or classified as held for sale.

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

Under the supervision and with the participation of our management, including our president and controller, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act).  Based upon that evaluation, our president and treasurer concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were not effective, based on having insufficient resources to establish an effective control and procedures environment during 2015. Although we do have a full time CFO, there is not enough personnel to establish proper controls and procedures with checks and balances at this time

Management’s Annual Report on Internal Control over Financial Reporting

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

Our President and CFO evaluated the effectiveness of our internal control over financial reporting as of December 31, 2015.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013).  Based on this evaluation, our President and CFO concluded that, as of December 31, 2015, our internal control over financial reporting were not effective, based on having insufficient resources to establish an effective control environment during 2015.

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

PART III

ITEM 10:  Directors, Executive Officers, and Corporate Governance

Directors and Executive Officers

The following table sets forth certain information regarding our directors and executive officers as of December 31, 2015

Name	Age	Position
George R. Adyns (1)	44	Director, President and Chief Financial Officer

(1)

George R. Adyns became our CFO on January 2, 2015 and President on April 24, 2015. He resigned as a director on March 23, 2016.

Laurence H. King became a director of the Company on February 16, 2016, as disclosed in our Form 8-K Current Report filed with the SEC on February 19, 2016 and incorporated herein by this reference.

George R. Adyns, President and Chief Financial Officer

Mr. Adyns has been our Chief Financial Officer since January 2, 2015 and our President and sole director since April 24, 2015. From August 4, 2014 until December 31, 2014, he provided accounting services to us on a consulting basis.  Since 2002, Mr. Adyns, who is a Certified Public Accountant, has provided tax, financial and accounting services to his business clients. In addition, from July 2012 until December, 2013, Mr. Adyns served as CFO for the Center for Social Innovation, LLC. From April 2008 until December, 2010, he served as a senior consultant at Accounting Management Solutions, an advisory firm that provided financial, tax and accounting services to its business clients. Mr. Adyns holds a BS in Finance and Accounting from Merrimack College. He is a Certified Public Accountant.

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

(8) Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26)), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29)), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

Compliance with Section 16(a) of the Exchange Act

The common stock of the Company is registered under the Exchange Act, and therefore, the officers, directors and holders of more than 10% of our outstanding shares are subject to the provisions of Section 16(a) which requires them to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities.  Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  Based solely upon review of the copies of such forms furnished to us during the fiscal year ended December 31, 2015, there were no untimely filings of Section 16(a) reports.

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

ITEM 11:  Executive Compensation

All Compensation

No deferred compensation or long-term incentive plan awards were issued or granted to our management during the years ended December 31, 2015 or 2014. Furthermore, no member of our management has been granted any option or stock appreciation rights; accordingly, no tables relating to such items have been included within this Item. The following table sets forth the aggregate compensation paid by our Company for services rendered during the periods indicated:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen-sation ($)	Nonqual-ified Deferred Compen-sation ($)	All Other Compen- sation ($)	Total Earnings ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Michael R. Rosa, CEO	12/31/14	43,096	-	-	-	-	-	-	43,096
Michael R. Rosa, CEO (3)	12/31/15	53,269	-	-	-	-	-	-	53,269
George R. Adyns, President and CFO	12/31/15	85,000	-	250	-	-	-	-	85,250

Michael G. Faris, CFO (1)	12/31/14	48,269	-	-	-	-	-	-	48,269
Ibrahim Ash, VP Bus. Dev. (2)	12/31/14	52,025	-	-	-	-	-	-	52,025

(1)

Mr. Faris’ employment terminated on July 14, 2014

(2)

Mr. Ash’s employment terminated on August 6, 2014

(3)

Mr. Rosa stepped down as president and CEO on April 24, 2015. From April 25, 2015 through September 18, 2015 he was a consultant on a weekly retainer of $1,540.  From September 21, 2015 through December 31, 2015, he was Director of Sales and was paid based on a salary of $80,000 per annum.

George Adyns became our CFO effective January 2, 2015. He has no employment contract and his annual salary is $85,000.  On March 24, 2015, our board of directors granted Mr. Adyns a warrant to purchase 750,000 shares of our common stock at an exercise price of $.10 per share.  The warrant has a cashless exercise provision and expires December 31, 2018.  On April 24, 2015, Mr. Adyns became our President and sole director.

Outstanding Equity Awards at Fiscal Year-End

None, not applicable.

Compensation of Directors

There are no standard arrangements pursuant to which our directors are compensated for any services provided as director, including services for committee participation or for special assignments. Our directors received no compensation for service as directors for the year ended December 31, 2015.

ITEM 12:  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

The following table sets forth the ownership by (i) any person known to us to be the beneficial owner of more than five percent (5%) of any of our outstanding voting securities and (ii) members of our management as of March 31, 2016.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  The persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them.  The percentage of beneficial ownership is based upon 50,419,275 shares of common stock outstanding at that date.

Beneficial Owners

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership		Percent of Class
Michael R. Rosa 14 Hawkins Pond Lane Salem, NH 03079	Common Stock	13,657,500	Direct	27.1%

Wanda Shefts 160 Summit Ave Montvale, NJ 07645	Common Stock	18,400,500		36.5%

Gabrielle Hager 16 Cedar Road Andover, MA 01810	Common Stock	4,710,000	Direct	9.3%

John G. Nossiff 300 Brickstone Square, Suite 201 Andover, MA 01810	Common Stock	3,956,000	Direct	7.8%

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

On July 14, 2014, Michael R Rosa, then CEO of the Company, surrendered 6,692,500 shares of our common stock to the treasury, to be restored to the status of authorized but unissued shares.

Securities Authorized for Issuance under Equity Compensation Plans

None, not applicable.

ITEM 13:  Certain Relationships and Related Party Transactions, and Directors Independence

Transactions with Related Persons

The Company rents its facility, on a month to month basis.  The facility consists of 19,500 square feet of office and warehouse space located in Plaistow, New Hampshire for $10,400 per month from an entity owned beneficially by the Company’s former CEO, who is a significant shareholder.  The lease is a gross lease under which the landlord pays all taxes, maintenance and repairs, and insurance. The lease commenced on May 1, 2015 and was terminated effective December 31, 2015. As of December 31, 2015, $7,000 was prepaid/advanced under this agreement.

In the normal course of business, the Company sold materials to Enco Industries, a company controlled by our former CEO, who is a significant shareholder. During the year ended December 31, 2014, the Company sold $355,460 worth of materials in arms-length transactions to this related party. As of December 31, 2014, the Company was due $44,579 related to these sales.  This balance was paid in January, 2015.

During August, 2013, the Company issued a convertible promissory note to an accredited investor in the principal amount of $100,000. Effective July 14, 2014, this investor became a related party due to his acquiring an additional 10,000,000 shares of common stock.  The note originally bore interest at a rate of 10% per annum, had a one-year term and was convertible into shares of common stock at the rate of $0.125 per share. The note was amended in July 2014, to extend its maturity date to July 15, 2015 and to make it non-interest bearing. On January 21, 2015, the Company and the holder of the note agreed to reduce the conversion price of the note to $.025 per share, in consideration for which the holder agreed to extend the maturity date of the note for an additional one-year period (until July 15, 2016).  Effective September 30, 2015, the holder of the note elected to convert the principal amount of the note in exchange for 4,000,000 shares of Company common stock.

As of December 31, 2015, $10,000 of the $25,000 cash portion of the consideration paid for the purchase of intellectual property had been paid.  The remaining $15,000 was included on the consolidated balance sheet as a due to related party because the seller of the intellectual property was hired as an employee of the Company subsequent to the effectiveness of the transaction.  Immediately prior to September 30, 2015, we owed $15,000 to the seller for the purchase of intellectual property. Effective September 30, 2015, the holder of the note elected to convert the principal amount of the note in exchange for 189,000 shares of Company common stock.

During the year ended December 31, 2014, the Company's CEO paid $153,745 in expenses of the Company through the use of his personal funds and personal credit cards.  On January 21, 2015, $100,000 of this liability was evidenced by a convertible note.  During the year ended December 31, 2015, $53,745 was repaid and our former CEO elected to convert the convertible promissory note in the principal amount of $100,000 into 4,000,000 shares of common stock.  These balances were previously reflected in the account captioned “Due to Officer.”

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

On September 26, 2014, the Company entered into an agreement with Rushcap Group, Inc. (controlled by Mark Shefts (then a significant shareholder)) to provide a revolving line of credit to purchase inventory to the Company.  The maximum borrowing amount under this agreement was $300,000.  Under the Agreement, interest was payable at a rate of 3.5% per advance for the first 30-day period or portion thereof, then 1.5% per 30-day period or portion thereof until paid with a maximum borrowing term of 120 days per advance.  The Agreement also provided that payments are due within 30 days of the Company receiving payment from the customer for invoices which are funded under this agreement. Rushcap had informally allowed the Company to treat the revolving line of credit as a term loan (not requiring payment of the principal as the Company receives payment) and has allowed the Company to pay a flat interest rate of 2% per month.  On May 13, 2015, Rushcap advised us that effective immediately, we must direct our customers to remit A/R payments directly to Rushcap in payment of amounts we owe Rushcap under the line of credit.  Rushcap has also stated that it intends to loan the moneys it receives back to our wholly owned operating subsidiary.  Effective May 29, 2015, this agreement was amended to increase the borrowing amount to $750,000 and amend the interest rate to 2% per month until the principal advanced is paid in full. Through December 31, 2015, $719,845 had been advanced to the company under this agreement.  See Note 13, Subsequent Events.

On March 24, 2015 the Company awarded its then CFO (new President and CFO) warrants to purchase 750,000 shares of common stock, at an exercise price of $.10 per share, subject to vesting annually over a three-year period commencing December 31, 2015. These warrants include a cashless exercise feature.  See Note 10 – Stockholders’ Equity.

On February 16, 2016, The Rushcap Group, Inc. (“Rushcap”), an affiliate of Mark Shefts (then a significant shareholder), notified us that, effective March 31, 2016, it was discontinuing its funding of our wholly owned subsidiary under the Inventory Financing Agreement dated June 19, 2015. Rushcap reserved the right to discontinue the funding prior to March 31, 2016, if it so determined. Thus far, Rushcap has since March 31, continued to provide funding. The discontinuation of funding will have a material adverse effect on our business, financial condition and results of operation, as we do not believe that it will be able to timely secure funding to replace the discontinued Inventory Financing.

In light of the discontinuation of funding, our Board of Directors spent approximately one month assessing the operating company’s current business and funding prospects, including whether to transfer the operating subsidiary to Michael R. Rosa, our founder and a significant shareholder, in accordance with that certain Agreement between the Company, Mr. Rosa and Mr. Shefts, dated July 14, 2014 (“Break-up Agreement”).  The Break-up Agreement was disclosed in the Company’s Current Report on Form 8-K filed July 18, 2014, which is incorporated herein by this reference.

Our Board of Directors concluded that the discontinuation of funding would have a material adverse effect on our business, financial condition and results of operation, as it did not believe that it would be able to timely secure funding to replace the discontinued Inventory Financing.

On March 17, 2016, our Board of Directors approved the sale of our sole operating subsidiary, Enviromart Industries, Inc., to Michael R. Rosa, our founder and a significant shareholder, as contemplated by that certain Agreement between us, Mr. Rosa and Mark Shefts, dated July 14, 2014 (“Break-up Agreement”). The Break-up Agreement was originally disclosed in our Current Report on Form 8-K filed July 18, 2014, which is incorporated herein by this reference.

On March 21, 2016, we entered into a Stock Purchase and Sale Agreement with Michael R. Rosa and Enviromart Industries, Inc., our sole operating subsidiary, pursuant to which we will transfer to Mr. Rosa all the issued and outstanding capital stock of Enviromart Industries, Inc.

In consideration for the transfer of the operating subsidiary to Mr. Rosa, of the 13,567,500 shares of our common stock currently owned by him, Mr. Rosa will surrender to us 12,567,500 shares, which shares will be returned to the status of authorized and unissued shares.  In addition, Mr. Rosa and Enviromart Industries, Inc. have agreed to assume and discharge any and all of our liabilities existing as the closing date, of which there are expected to be none, as all of our operations have been conducted through Enviromart Industries, Inc. (our sole operating subsidiary).

The above described purchase and sale transaction is expected to close on or about May 31, 2016, effective March 31, 2016, and must be approved by a majority of our shareholders, which approval we intend to obtain by written consent.  Upon consummation of the purchase and sale transaction, our operating business will have been discontinued, and we will focus on seeking to acquire a profitable operating business with strong growth potential.

On March 23, 2016, Mr. George Adyns resigned from our board of directors, but will remain as President, Secretary and CFO until the closing of the purchase and sale transaction.

Promoters and Certain Control Persons

See the heading “Transactions with Related Persons” above.

Director Independence

Currently, we have no independent directors serving on our Board of Directors.

ITEM 14:  Principal Accounting Fees and Services

The following is a summary of the fees billed to us by our principal accountants during the fiscal years ended December 31, 2015 and 2014:

Fee Category	2015	2014
Audit Fees	$32,500	$30,000
Audit related Fees	-	-
Tax Fees	-	-
All other Fees	-	-
Total Fees	$32,500	$30,000

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

(a)(3)

ITEM 16. Exhibits

		Incorporated by Reference
Exhibit	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
3.1	Certificate of Incorporation, as amended		10-Q		3.1	01/23/2015
3.2	By-Laws		10		3.2	07/09/2012
4.1	Specimen Stock Certificate		10		4.1	07/09/2012
10.1	Asset purchase agreement between registrant, Michael Rosa and SpillCon Solutions, Inc.		8-K		10.1	06/27/2013
10.2	Asset purchase agreement between registrant, Michael Rosa and Remote Aerial Detection Systems, Inc.		8-K		10.2	06/27/2013
10.3	Asset purchase agreement between registrant, Michael Rosa and EnviroPack Technologies, Inc.		8-K		10.3	06/27/2013
10.4	Asset purchase agreement between registrant, Mark Ceaser and SorbTech Manufacturing, Inc.		8-K		4.01	09/27/2013
10.5	Agreement between registrant and Network 1 Financial Securities, Inc. dated January 13, 2014		10-Q	06/30/2014	10.5	08/19/2014
10.6	Agreement between Mark Shefts, registrant and Michael Rosa dated July 14, 2014		10-Q	09/30/2014	10.6	11/19/2014
10.7	Amended and Restated Promissory Note with Rushcap Group effective May 29,2015		10-Q	06/30/2015	10.7	08/14/2015
10.8	Amended and Restated Purchase Order Financing Agreement with Rushcap Group effective May 29, 2015		10-Q	06/30/2015	10.8	08/14/2015
10.9	First Amended and Restated Convertible Note with Shefts Family LP dated January 21, 2015		10-Q	03/31/2015	10.9	01/23/2015
10.10	Convertible Note with Michael R. Rosa dated January 21, 2015		10-Q	03/31/2015	10.10	01/23/2015
10.11	Stock Purchase and Sale between Registrant, Enviromart Industries, Inc. and Michael R. Rosa, dated March 21, 2016	X
31**	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	X
32	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

** Furnished, not filed

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE ENVIROMART COMPANIES, INC.

Date:	04//14/2016	By:	/s/George R. Adyns
George R. Adyns, President and CFO

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

THE ENVIROMART COMPANIES, INC.

Date:	04//14/2016	By:	/s/George R. Adyns
George R. Adyns, President and CFO (Principle Executive and Financial Officer)

Date:	04//14/2016	By:	/s/Laurence King
Laurence King, Chairman