Form 10-K/A
period 2015-12-31
ENVIROMART COMPANIES, INC.
filed 2016-05-23
CIK 1552743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10–K/A to The Enviromart Companies, Inc.’s annual report on Form 10–K for the period ended December 31, 2015, filed with the Securities and Exchange Commission on April 14, 2016 (the “Form 10–K”), is solely to furnish Exhibit 101 to the Form 10–K in accordance with Rule 405 of Regulation S–T.

No other changes have been made to the Form 10–K.  This Amendment No. 1 speaks as of the original filing date of the Form 10–K, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10–K.

PART IV

ITEM 16. Exhibits

		Incorporated by Reference
Exhibit	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
3.1	Certificate of Incorporation, as amended		10-Q		3.1	01/23/2015
3.2	By-Laws		10		3.2	07/09/2012
4.1	Specimen Stock Certificate		10		4.1	07/09/2012
10.1	Asset purchase agreement between registrant, Michael Rosa and SpillCon Solutions, Inc.		8-K		10.1	06/27/2013
10.2	Asset purchase agreement between registrant, Michael Rosa and Remote Aerial Detection Systems, Inc.		8-K		10.2	06/27/2013
10.3	Asset purchase agreement between registrant, Michael Rosa and EnviroPack Technologies, Inc.		8-K		10.3	06/27/2013
10.4	Asset purchase agreement between registrant, Mark Ceaser and SorbTech Manufacturing, Inc.		8-K		4.01	09/27/2013
10.5	Agreement between registrant and Network 1 Financial Securities, Inc. dated January 13, 2014		10-Q	06/30/2014	10.5	08/19/2014
10.6	Agreement between Mark Shefts, registrant and Michael Rosa dated July 14, 2014		10-Q	09/30/2014	10.6	11/19/2014
10.7	Amended and Restated Promissory Note with Rushcap Group effective May 29,2015		10-Q	06/30/2015	10.7	08/14/2015
10.8	Amended and Restated Purchase Order Financing Agreement with Rushcap Group effective May 29, 2015		10-Q	06/30/2015	10.8	08/14/2015
10.9	First Amended and Restated Convertible Note with Shefts Family LP dated January 21, 2015		10-Q	03/31/2015	10.9	01/23/2015
10.10	Convertible Note with Michael R. Rosa dated January 21, 2015		10-Q	03/31/2015	10.10	01/23/2015
10.11	Stock Purchase and Sale between Registrant, Enviromart Industries, Inc. and Michael R. Rosa, dated March 21, 2016		10-K	12/31/2015	10.11	04/15/2016
31**	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended		10-K	12/31/2015	31	04/15/2016
32	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		10-K	12/31/2015	32	04/15/2016
101	XBRL	X

** Furnished, not filed

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE ENVIROMART COMPANIES, INC.

Date:	05/23/2016	By:	/s/George R. Adyns
George R. Adyns, President and CFO

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

THE ENVIROMART COMPANIES, INC.

Date:	05/23/2016	By:	/s/George R. Adyns
George R. Adyns, President and CFO (Principle Executive and Financial Officer)

Date:	05/23/2016	By:	/s/Laurence King
Laurence King, Chairman

20