Form 10-Q
period 2016-03-31
ENVIROMART COMPANIES, INC.
filed 2016-05-23
CIK 1552743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X .

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

The number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of May 23, 2016
Common Capital Voting Stock, $0.0001 par value per share	50,419,275 shares

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

THE ENVIROMART COMPANIES, INC.

Consolidated Balance Sheets

	As of	As of
	March 31,	December 31,
	2016	2015
	(Unaudited)	(Audited)
ASSETS

Current Assets
Assets held for sale	$488,732	$529,502
Total Current Assets	488,732	529,502

TOTAL ASSETS	$488,732	$529,502

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Liabilities held for sale	$1,691,094	$1,622,922
Total Current Liabilities	1,691,094	1,622,922

Stockholders' Deficit
Preferred stock, $0.0001 par value, 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value, 250,000,000 shares authorized; 50,419,275 and 48,419,275 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	5,042	4,842
Common stock to be issued, 200,000 and 2,100,000 shares issuable at March 31, 2016 and December 31, 2015, respectively	20	210
Additional paid-in capital	1,025,587	1,015,597
Accumulated deficit	(2,233,011)	(2,114,069)
Total Stockholders' Deficit	(1,202,362)	(1,093,420)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$488,732	$529,502

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE ENVIROMART COMPANIES, INC.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
	(Unaudited)	(Unaudited)
Sales
Total sales	$-	$-

Cost of goods sold	-	-
Total cost of goods sold	-	-

Gross profit	-	-

Operating Expenses
General and Administrative	23,418	2,066

Loss from continuing operations	(23,418)	(2,066)

Net Loss from Continuing Operations	(23,418)	(2,066)

Net Income (Loss) from Discontinued Operations	(95,523)	5,918

Net Income (loss)	$(118,941)	$3,852

Basic and diluted loss per share	$(0.00)	$0.00

Income (Loss) per share of common stock (basic) continuing operations	$0.00	$0.00
Income (Loss) per share of common stock (diluted) continuing operations	$0.00	$0.00
Income (Loss) per share of common stock (basic) discontinued operations	$0.00	$0.00
Income (Loss) per share of common stock (diluted) discontinued operations	$0.00	$0.00
Weighted average number of shares outstanding - basic	49,957,737	36,604,889
Weighted average number of shares outstanding - diluted	49,957,737	43,404,889

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE ENVIROMART COMPANIES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	March 31,
	2016	2015
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net Income (loss)	$(118,941)	$3,852
Adjustments to reconcile net loss to net cash used in operating activities:
Net (income) loss from discontinued operations	95,523	(5,918)
Net cash used in continuing operating activities	(23,418)	(2,066)
Net cash used in discontinued operating activities	(5,646)	(57,673)
Net cash used in operating activities	(29,064)	(59,739)

Cash Flows from Investing Activities
Net cash used in continuing investing activities	-	-
Net cash used in discontinued investing activities	-	-
Net cash used in investing activities	-	-

Cash Flows from Financing Activities
Issuance of common stock for cash	10,000	3,697
Net cash used in continuing financing activities	10,000	3,697
Net cash used in discontinued financing activities	2,432	59,898
Net cash used in financing activities	12,432	63,595

Increase (decrease) in Cash and Cash equivalents	(16,632)	3,856

Cash and Cash Equivalents--Beginning of Period	16,743	1,915
Cash and Cash Equivalents--End of Period	$111	$5,771

Supplemental Disclosures
Cash paid for Interest	$31,172	$15,093

Non-Cash Investing and Financing Activities
Issuance of convertible note to an officer for expenses paid	$-	$100,000
Common stock issued for consultants	$-	$212
Subscription payable	$200	$27

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

The above described purchase and sale transaction is expected to close no later than May 31, 2016, effective March 31, 2016, and was approved by a majority of the Company’s shareholders by written consent on May 4, 2016.  Upon consummation of the purchase and sale transaction, the Company’s operating business will have been discontinued, and it will focus on seeking to acquire a profitable operating business with strong growth potential.

Accordingly, upon consummation of the purchase and sale transaction, the Company will have minimal assets and liabilities. Its operations will be focused on seeking to acquire a profitable operating business with strong growth potential. From and after the sale, unless and until the Company completes an acquisition, its expenses are expected to consist solely of the costs of complying with our reporting obligations under the Securities and Exchange act of 1934.

Given the discontinuation of the purchase order financing and the absence of replacement funding, if we are unable to close the purchase and sale transaction, we believe that we will not be able to pay our obligations as they become due and that there will be a material adverse effect on our business prospects, financial condition, and results of operations.  See Note 9 – Discontinued Operations.

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

These Financial Statements should be read in conjunction with the December 31, 2015 audited financial statements filed with the SEC on April 14, 2016

NOTE 3. GOING CONCERN

During the three months ended March 31, 2016, although the Company has generated revenue, thus far it has been unable to generate cash flows sufficient to support its operations and has been dependent on debt and equity financing. In addition to negative cash flow from operations, the Company has experienced recurring net losses, and has an accumulated deficit of $2,233,011 as of March 31, 2016. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

In order to ameliorate this liquidity deficiency, on March 21, 2016, the Company entered into a Stock Purchase and Sale Agreement with Michael R. Rosa and Enviromart Industries, Inc., its sole operating subsidiary, pursuant to which the Company will transfer to Mr. Rosa all the issued and outstanding capital stock of Enviromart Industries, Inc. See Note 1, Organization and Description of Business.

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

Accounts Receivable

In the normal course of business, the Company extends credit to customers that satisfy defined credit criteria. Accounts receivable is recorded at carrying value, which approximates fair value, and is presented in the Company's unaudited consolidated balance sheets net of any allowance for doubtful accounts. As of March 31, 2016 and December 31, 2015, an allowance for doubtful accounts of $4,277 has been recorded.

Inventory

The Company’s inventory is stated at the lower of cost or estimated realizable value, with cost primarily determined on a weighted-average cost basis on the first-in, first-out (“FIFO”) method. The Company continuously evaluates the composition of its inventory, assessing slow-turning product. Estimated realizable value of inventory is determined based on an analysis of historical sales trends of our individual products, the impact of market trends and economic conditions, and a forecast of future demand, giving consideration to the value of current orders in-house relating to the future sales of inventory. Estimates may differ from actual results due to quantity, quality, and mix of products in inventory, customer demand, and market conditions. The Company’s historical estimates of these costs and any provisions have not differed materially from actual results. Any reserves for inventory shrinkage, representing the risk of physical loss of inventory, are adjusted based upon physical inventory counts. As of March 31, 2016 and December 31, 2015, an inventory reserve of $52,147 has been recorded.

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

For the three months ended March 31, 2016, we had no individually significant customers.

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

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized. As of March 31, 2016, all deferred tax assets continue to be fully reserved.

Basic Earnings (Loss) Per Share

Basic EPS is based on the weighted average number of common shares outstanding.  Diluted EPS is based on the weighted average number of common shares outstanding and dilutive common stock equivalents.  Basic EPS is computed by dividing net income/loss available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period.  Weighted average number of shares used to calculate basic and diluted loss per share is considered the same as the effect of dilutive shares is anti-dilutive for all periods presented. As of March 31, 2016 and December 31, 2015, there were 350,000 common stock equivalents not included in dilutive earnings per share as their effect is anti-dilutive.

Revenue Recognition

Revenue is recognized across all segments of the business when there is persuasive evidence of an arrangement, delivery has occurred, price has been fixed or is determinable, and collectability is reasonably assured. Revenue is recognized at the time title passes and risk of loss is transferred to customers.

Sales Reserves and Uncollectible Accounts

A significant area of judgment affecting reported revenue and net income is estimating sales reserves, which represent that portion of gross revenues not expected to be realized. In particular, revenue is reduced by estimates of returns, discounts, markdowns, and operational chargebacks. In determining estimates of returns, discounts, markdowns and operational chargebacks, management analyzes current economic and market conditions. We review and refine these estimates on a quarterly basis. As of March 31, 2016, a sales reserve had not been deemed necessary, and therefore, not recorded.

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

NOTE 5. LEASES

The Company leases its primary facility in Plaistow, New Hampshire for $10,400 per month from an entity owned beneficially by a significant shareholder.  Currently the Company is a tenant at will.  See Note 6 Related Party Transactions.

NOTE 6. RELATED PARTY TRANSACTIONS

The Company rents its facility, on a month to month basis.  The facility consists of 19,500 square feet of office and warehouse space located in Plaistow, New Hampshire for $10,400 per month from an entity owned beneficially by the Company’s former CEO, who is a significant shareholder.  The lease is a gross lease under which the landlord pays all taxes, maintenance and repairs, and insurance. Currently the Company is a tenant at will.

As of December 31, 2014, $10,000 of the $25,000 cash portion of the consideration paid for the purchase of intellectual property had been paid. The remaining $15,000 is included on the consolidated balance sheet as a liabilities held for sale. The seller of the intellectual property was hired as an employee of the Company subsequent to the effectiveness of the transaction.  Immediately prior to September 30, 2015, we owed $15,000 to the seller for the purchase of intellectual property. Effective September 30, 2015, the holder of the note elected to convert the principal amount of the note in exchange for 188,663 shares of Company common stock.

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

(3)

Michael R Rosa, former CEO of the Company, agreed to surrender approximately 6,692,500 shares of the Registrant’s common stock to the treasury, to be restored to the status of authorized but unissued shares; and

(4)

Mr. Rosa agreed to accept a promissory note in the amount of $98,268 for amounts he has advanced on behalf of the Company through June 30, 2014.  Through December 31, 2014, the amount advanced totaled $153,745 and was included in the consolidated balance sheet as due to officer.  This note was issued on January 21, 2015 for $100,000 and is non-interest bearing and matures on July 15, 2016.

The original Agreement also provided that if the Board of Directors should at any time determine to discontinue the business operations of the Company, then, subject to compliance with applicable laws, the Company will transfer to Michael R. Rosa its discontinued operating businesses, in exchange for his surrendering to the Company all shares of common stock of the Company owned or controlled by him.

In connection with the foregoing transaction, the Company, on July 14, 2014, sold to Rushcap Group, Inc. (Mark Shefts’ designee) (an accredited investor) 10,000,000 shares of its common stock, for aggregate consideration of $125,000 (a per-share price of $.0125).

On September 26, 2014, the Company entered into an agreement with Rushcap Group, Inc. (controlled by Mark Shefts (then a significant shareholder)) to provide a revolving line of credit to purchase inventory to the Company.  The maximum borrowing amount under this agreement was $300,000.  Under the Agreement, interest was payable at a rate of 3.5% per advance for the first 30-day period or portion thereof, then 1.5% per 30-day period or portion thereof until paid with a maximum borrowing term of 120 days per advance.  The Agreement also provided that payments are due within 30 days of the Company receiving payment from the customer for invoices which are funded under this agreement. Rushcap had informally allowed the Company to treat the revolving line of credit as a term loan (not requiring payment of the principal as the Company receives payment) and has allowed the Company to pay a flat interest rate of 2% per month.  On May 13, 2015, Rushcap advised us that effective immediately, we must direct our customers to remit A/R payments directly to Rushcap in payment of amounts we owe Rushcap under the line of credit.  Rushcap has also stated that it intends to loan the moneys it receives back to our wholly owned operating subsidiary.  Effective May 29, 2015, this agreement was amended to increase the borrowing amount to $750,000 and amend the interest rate to 2% per month until the principal advanced is paid in full. Through March 31, 2016, $695,000 had been advanced to the company under this agreement.

On March 24, 2015 the Company awarded its then CFO (new President and CFO) warrants to purchase 750,000 shares of common stock, at an exercise price of $.10 per share, subject to vesting annually over a three-year period commencing December 31, 2015. These warrants include a cashless exercise feature.  See Note 7 – Stockholders’ Equity.

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

The above described purchase and sale transaction is expected to close no later than May 31, 2016, effective March 31, 2016, and was approved by a majority of the Company’s shareholders by written consent on May 4, 2016.  Upon consummation of the purchase and sale transaction, the Company’s operating business will have been discontinued, and it will focus on seeking to acquire a profitable operating business with strong growth potential.

NOTE 7. STOCKHOLDERS’ EQUITY

Private Offering

During January, 2016, the Company issued 2,000,000 shares to accredited investors related to their stock purchase agreements dated December 31, 2015.

On January 31, 2016, the Company agreed to sell 100,000 units, with each unit consisting of one share of our common stock and a warrant to purchase ½ shares of common stock at a price of $0.25, to an accredited investor for gross proceeds of $10,000 (a per unit price of $.10).  As of March 31, 2016 the Company granted this accredited investor 100,000 warrants related to his unit purchase transactions.

Stock-Based Compensation

On March 24, 2015 the Company granted 750,000 warrants to its then Chief Financial Officer (now President and CFO). The warrants vest over a three-year period with 250,000 warrants vesting each year. The warrants are exercisable at $.10 per share and expire on December 31, 2018. The Company recognizes stock-based compensation in the financial statements for all share-based awards to employees, including grants of warrants, based on their fair values.  The Company uses the Black-Scholes valuation model to estimate the fair value of stock option grants.  The Black-Scholes model incorporates calculations for expected volatility and risk-free interest rates and these factors affect the estimate of the fair value of the Company’s stock option grants.  The Company used the following variables in its Black-Scholes calculation. Exercise price of $0.10, stock price of $0.002, risk free rate of .5%, term of 3 years and volatility of 200%. The total fair value of the warrants is $750. Total stock based compensation expense for the year ended December 31, 2015 $250.  Under the terms of the Stock Purchase and Sale Agreement, the CFO’s rights to receive stock under this grant were terminated.

NOTE 8.  LEGAL PROCEEDINGS

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

NOTE 9. DISCONTINUED OPERATIONS

On February 16, 2016, The Rushcap Group, Inc. (“Rushcap”), an affiliate of Mark Shefts (then a significant shareholder), notified us that, effective March 31, 2016, it was discontinuing its funding of our wholly owned subsidiary under the Inventory Financing Agreement dated June 19, 2015. Rushcap reserved the right to discontinue the funding prior to March 31, 2016, if it so determined. Thus far, Rushcap has, pending the closing of the sale of our operating subsidiary described herein, continued to provide funding. The discontinuation of funding will have a material adverse effect on our business, financial condition and results of operation, as we do not believe that it will be able to timely secure funding to replace the discontinued Inventory Financing.

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

On March 17, 2016, our Board of Directors approved the sale of our sole operating subsidiary, Enviromart Industries, Inc., to Michael R. Rosa, our founder and a significant shareholder, as contemplated by the Break-up Agreement.

On March 21, 2016, we entered into a Stock Purchase and Sale Agreement with Michael R. Rosa and Enviromart Industries, Inc., our sole operating subsidiary, pursuant to which we will transfer to Mr. Rosa all the issued and outstanding capital stock of Enviromart Industries, Inc.

In consideration for the transfer of the operating subsidiary to Mr. Rosa, of the 13,567,500 shares of our common stock currently owned by him, Mr. Rosa will surrender to us 12,567,500 shares, which shares will be returned to the status of authorized and unissued shares.  In addition, Mr. Rosa and Enviromart Industries, Inc. have agreed to assume and discharge any and all of our liabilities existing as the closing date, consisting primarily of public company compliance costs and professional fees related to the planned disposition, as all of our operations have been conducted through Enviromart Industries, Inc. (our sole operating subsidiary).

The above described purchase and sale transaction is expected to close on or about May 31, 2016, effective March 31, 2016, and was approved on May 4, 2016 by written consent by shareholders holding approximately 80% of our issued and outstanding common stock.  Upon consummation of the purchase and sale transaction, our operating business will have been discontinued, and we will focus on seeking to acquire a profitable operating business with strong growth potential.

The assets and liabilities held for discontinued operations presented on the balance sheet as of March 31, 2016 and December 31, 2015 consisted of the following:

	March 31, 2016	December 31, 2015
ASSETS
Current Assets
Cash	$111	$16,743
Accounts receivable, net	217,616	262,068
Inventory, net	226,062	212,240
Prepaid Expenses & Other Current Assets	22,448	8,644
Total Current Assets	466,237	499,695

Non-Current Assets
Equipment, net	22,495	29,807
TOTAL ASSETS HELD FOR SALE	$488,732	$529,502

LIABILITIES
Current Liabilities
Bank Overdraft	$27,276	$-
Accounts payable and accrued expenses	968,818	903,077
Line of Credit - related party	695,000	719,845
TOTAL LIABILITIES HELD FOR SALE	$1,691,094	$1,622,922

The income (loss) from discontinued operations presented in the income statement for the three months ended March 31, 2016 and 2015, consisted of the following:

	March 31, 2016	March 31, 2015
Revenue	$538,629	$585,050
Cost of goods sold	339,914	337,970
Gross profit	198,715	247,080
Operating Expenses	(263,066)	(225,439)
Other Expenses	(31,172)	(15,723)
Net Income (Loss) from Discontinued Operations	$(95,523)	$5,918

NOTE 10. SUBSEQUENT EVENTS

None

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

In consideration for the transfer of the operating subsidiary to Mr. Rosa, of the 13,567,500 shares of our common stock currently owned by him, Mr. Rosa will surrender to us 12,567,500 shares, which shares will be returned to the status of authorized and unissued shares.  In addition, Mr. Rosa and Enviromart Industries, Inc. have agreed to assume and discharge any and all of our liabilities existing as the closing date, consisting primarily of public company compliance costs and professional fees related to the planned disposition, as all of our operations have been conducted through Enviromart Industries, Inc. (our sole operating subsidiary).

The above described purchase and sale transaction is expected to close on or about May 31, 2016, effective March 31, 2016, and was approved on May 4, 2016 by a majority of our shareholders by written consent.  Upon consummation of the purchase and sale transaction, our operating business will have been discontinued, and we will focus on seeking to acquire a profitable operating business with strong growth potential.

On March 23, 2016, Mr. George Adyns resigned from our board of directors, but will remain as President, Secretary and CFO until the closing of the purchase and sale transaction.

All of the disclosures in this Quarterly Report on Form 10-Q must be viewed in light of the planned disposition of our sole operating subsidiary, as once this transaction is complete, our operating business will have been discontinued, and the value of our company will be dependent upon our ability to locate and consummate the acquisition of a profitable operating business with strong growth potential.

Results of Operations

Continuing Operations

For the three months ended March 31, 2016, we had a loss from continuing operations of $23,418 as compared to $3,003 for the three months ended March 31, 2015.  The increase in loss was due to the timing of public company compliance expenses.

Discontinued Operations

For the three months ended March 31, 2016, we had a loss from discontinued operations of $95,523 as compared to income of $5,918 for the three months ended March 31, 2015.  The loss was due to a reduction in sales of $46,421, a 5% decrease in overall gross profit as a percentage of sales, increased operating expenses of $49,339 and a $15,449 increase in other expenses.

Recent Developments

None

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

Our significant accounting policies are described below. We anticipate that the following accounting policies will require the application of our most difficult, subjective or complex judgments:

Accounts Receivable

In the normal course of business, the Company extends credit to customers that satisfy defined credit criteria. Accounts receivable is recorded at carrying value, which approximates fair value, and is presented in the Company's unaudited consolidated balance sheets net of any allowance for doubtful accounts. As of March 31, 2016 and December 31, 2015, an allowance for doubtful accounts of $4,277 has been recorded.

Inventory

The Company’s inventory is stated at the lower of cost or estimated realizable value, with cost primarily determined on a weighted-average cost basis on the first-in, first-out (“FIFO”) method. The Company continuously evaluates the composition of its inventory, assessing slow-turning product. Estimated realizable value of inventory is determined based on an analysis of historical sales trends of our individual products, the impact of market trends and economic conditions, and a forecast of future demand, giving consideration to the value of current orders in-house relating to the future sales of inventory. Estimates may differ from actual results due to quantity, quality, and mix of products in inventory, customer demand, and market conditions. The Company’s historical estimates of these costs and any provisions have not differed materially from actual results. Any reserves for inventory shrinkage, representing the risk of physical loss of inventory, are adjusted based upon physical inventory counts. As of March 31, 2016 and December 31, 2015, an inventory reserve of $52,147 has been recorded.

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

Liquidity and Capital Resources

Currently, we have virtually no cash. Accordingly, we have an immediate and urgent need for additional capital to fund our business operations. Although the inventory financing we received helped to fund limited sales, the lack of operating capital adversely affected our ability to purchase needed product inventory and develop our Enviromart.com B2B website.  Consequently, the lack of working capital severely impeded our ability to implement our business plan and maximize our sales revenue.

As disclosed elsewhere in the Report, On March 21, 2016, we entered into a Stock Purchase and Sale Agreement with Michael R. Rosa and Enviromart Industries, Inc., our sole operating subsidiary, pursuant to which we will transfer to Mr. Rosa all the issued and outstanding capital stock of Enviromart Industries, Inc.

In consideration for the transfer of the operating subsidiary to Mr. Rosa, of the 13,567,500 shares of our common stock currently owned by him, Mr. Rosa will surrender to us 12,567,500 shares, which shares will be returned to the status of authorized and unissued shares.  In addition, Mr. Rosa and Enviromart Industries, Inc. have agreed to assume and discharge any and all of our liabilities existing as the closing date, consisting primarily of public company compliance costs and professional fees related to the planned disposition, as all of our operations have been conducted through Enviromart Industries, Inc. (our sole operating subsidiary).

The above described purchase and sale transaction is expected to close on or about May 31, 2016, effective March 31, 2016, and was approved on May 4, 2016 by a majority of our shareholders by written consent.  Upon consummation of the purchase and sale transaction, our operating business will have been discontinued, our expenses will consist primarily of public company compliance related expenses and we will focus on seeking to acquire a profitable operating business with strong growth potential.

Following the planned disposition of our operating subsidiary, the value of our company will be dependent upon our ability to locate and consummate the acquisition of a profitable operating business with strong growth potential.  As of the date of filing of this Report, we have virtually no cash. However, prior to completing an acquisition, our expenses will consist primarily of compliance costs associated with being a public company, and we expect these compliance costs to be substantially less than they have been historically, at least until we complete an acquisition transaction.

If we need to raise additional funds, we intend to do so through equity and/or debt financing.

As of May 18, 2016, the operating subsidiary was delinquent with respect to the payment of payroll taxes for the period July 1, 2013 through June 30, 2014 in the amount of $119,079.  As of March 31, 2016, the Company owed an aggregate of $156,740, including $37,661 in penalties and interest related to these delinquencies.  As of March 31, 2016, the company was delinquent with respect to the payment of payroll taxes for 2015 and 2016 in the amount of $143,000.  The Company believes that it will be able to secure a waiver of all penalties in the aggregate approximate amount of $35,000, leaving the Company with a payroll tax liability (including interest) of approximately $232,000. The company expects to pay this amount out in installments over a three-year period (approximately $6,500 per month).

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

None

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 31, 2016, the Company sold 100,000 shares of our common stock to an accredited investor for gross proceeds of $10,000 (an average per share price of $0.10).

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

N/A

ITEM 6. EXHIBITS

		Incorporated by Reference
Exhibit	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
3.1	Certificate of Incorporation, as amended		10-Q		3.1	01/23/2015
3.2	By-Laws		10		3.2	07/09/2012
4.1	Specimen Stock Certificate		10		4.1	07/09/2012
10.6	Agreement between Mark Shefts, registrant and Michael Rosa dated July 14, 2014		10-Q	09/30/2014	10.6	11/19/2014
10.7	Amended and Restated Promissory Note with Rushcap Group effective May 29, 2015		10-Q	06/30/2015	10.7	08/14/2015
10.8	Amended and Restated Purchase Order Financing Agreement with Rushcap Group effective May 29, 2015		10-Q	06/30/2015	10.8	08/14/2015
10.9	First Amended and Restated Convertible Note with Shefts Family LP dated January 21, 2015		10-Q	03/31/2014	10.9	01/23/2015
10.10	Convertible Note with Michael R. Rosa dated January 21, 2015		10-Q	03/31/2014	10.10	01/23/2015
10.11	Stock Purchase and Sale between Registrant, Enviromart Industries, Inc. and Michael R. Rosa, dated March 21, 2016		10-K	12/31/2015	10.11	04/14/2016
31 **	Certification of the Principal Executive and Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	X
32	Certification of the Principal Executive and Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

** Furnished, not filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.

The Enviromart Companies, Inc.

By: /s/ George R. Adyns

Name: George R. Adyns

Title: President and Chief Financial Officer (Principal Executive and Financial Officer)

Dated: May 23, 2016