Form 10-Q
period 2016-06-30
ENVIROMART COMPANIES, INC.
filed 2016-08-22
CIK 1552743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X .

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

      .

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to____________

Commission File Number: 000-54758

The Enviromart Companies, Inc.

(Exact name of issuer as specified in its charter)

Delaware	45-5529607
(State or Other Jurisdiction of	(I.R.S. Employer I.D. No.)
incorporation or organization)

160 Summit Ave

Montvale, NJ 07645

(Address of Principal Executive Offices)

201-782-0889

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  X . No      .

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

The number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of August 22, 2016
Common Capital Voting Stock, $0.0001 par value per share	49,861,775

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

THE ENVIROMART COMPANIES, INC.

Consolidated Balance Sheets

	As of	As of
	June 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS

Current Assets
Assets held for sale	$-	$529,502
Total Current Assets	-	529,502

TOTAL ASSETS	$-	$529,502

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Liabilities held for sale	$-	$1,622,922
Total Current Liabilities	-	1,622,922

Stockholders' Deficit
Preferred stock, $0.0001 par value, 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value, 250,000,000 shares authorized; 39,861,775 and 48,419,275 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	3,986	4,842
Common stock to be issued, 200,000 and 2,100,000 shares issuable at June 30, 2016 and December 31, 2015, respectively	20	210
Additional paid-in capital	968,191	1,015,597
Accumulated deficit	(972,197)	(2,114,069)
Total Stockholders' Deficit	-	(1,093,420)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$529,502

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE ENVIROMART COMPANIES, INC.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Sales
Total sales	$-	$-	$-	$-

Cost of goods sold
Total cost of goods sold	-	-	-	-

Gross profit	-	-	-	-

Operating Expenses
General and Administrative	70,256	93,668	93,675	96,489

Loss from operations	(70,256)	(93,668)	(93,675)	(96,489)

Other Income (expense)
Gain on Settlement of A/P	2,895	-	2,895	-
Total other Income (expense)	2,895	-	2,895	-

Net Loss from Continuing Operations	(67,361)	(93,668)	(90,780)	(96,489)

Loss from discontinued operations		(97,224)	(95,523)	(90,552)
Gain on disposition of discontinued operations	1,328,175	-	1,328,175	-
Net Income (Loss) from Discontinued Operations	1,328,175	(97,224)	1,232,652	(90,552)

Net Income (loss)	$1,260,814	$(190,892)	$1,141,872	$(187,041)

Basic and diluted income (loss) per share	$0.03	$(0.00)	$0.02	$(0.00)

Loss per share of common stock (basic and diluted) continuing operations	$(0.00)	(0.00)	(0.00)	(0.00)

Income (Loss) per share of common stock (basic) discontinued operations	$0.03	(0.00)	0.02	(0.00)

Income (Loss) per share of common stock (diluted) discontinued operations	$0.03	(0.00)	0.02	(0.00)

Weighted average number of shares outstanding – basic and diluted	49,169,770	36,604,889	49,563,753	36,604,889

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE ENVIROMART COMPANIES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	June 30,
	2016	2015

Cash Flows from Operating Activities
Net Income (loss)	$1,141,872	$(187,041)
Adjustments to reconcile net loss to net cash
used in operating activities:
Net (income) loss from discontinued operations	95,523	90,552
Gain on disposition of discontinued operations	(1,328,175)	-
Gain on settlement of accounts payable	(2,895)	-
Expenses paid by third party	49,256	-
Increase in accounts payable and accrued expenses	8,390	42,300
Net cash used in continuing operating activities	(36,029)	(54,189)
Net cash used in discontinued operating activities	(5,646)	(179,065)
Net cash used in operating activities	(41,675)	(233,254)

Cash Flows from Investing Activities
Net cash used in continuing investing activities	-	-
Net cash used in discontinued investing activities	-	-
Net cash used in investing activities	-	-

Cash Flows from Financing Activities
Issuance of common stock for cash	22,500	3,697
Net cash provided by continuing financing activities	22,500	3,697
Net cash provided by discontinued financing activities	2,432	242,032
Net cash provided by financing activities	24,932	245,729

Increase (decrease) in Cash and Cash equivalents	(16,743)	12,475

Cash and Cash Equivalents--Beginning of Period	16,743	1,915
Cash and Cash Equivalents--End of Period	$-	$14,390

Supplemental Disclosures
Cash paid for Interest	$31,172	$7,890

Non-Cash Investing and Financing Activities
Issuance of convertible note to an officer for expenses paid	$-	$100,000
Retirement of Treasury Stock	$75,191	$-
Liabilities paid with Common Stock	$8,500	$-
Note payments via sales of goods	$-	$(5,644)
Common stock issued for consultants	$-	$150
Subscription payable	$200	$(38)

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

On March 21, 2016, the Company entered into a Stock Purchase and Sale Agreement with Michael R. Rosa, founder and a significant shareholder, and Enviromart Industries, Inc., its sole operating subsidiary, pursuant to which the Company agreed to transfer to Mr. Rosa all the issued and outstanding capital stock of Enviromart Industries, Inc.

In consideration for the transfer of the operating subsidiary to Mr. Rosa, he surrendered to us all 13,567,500 shares of the Company’s common stock then owned by him, which shares were returned to the status of authorized and unissued shares. In addition, Mr. Rosa and Enviromart Industries, Inc. agreed to assume and discharge any and all of the Company’s liabilities existing as the closing date, of which there was expected to be none, as all of the Company’s operations have been conducted through Enviromart Industries, Inc. (its sole operating subsidiary).

The above described purchase and sale transaction closed on July 21, 2016, effective April 1, 2016, and was approved by a majority of the Company’s shareholders by written consent on May 4, 2016. As a result of the completion of the purchase and sale transaction, the Company’s operating business has been discontinued, and it is focusing on seeking to acquire a profitable operating business with strong growth potential.

Accordingly, the Company now has only minimal assets and liabilities. Its operations are focused on seeking to acquire a profitable operating business with strong growth potential. From and after the sale, unless and until the Company completes an acquisition, its expenses are expected to consist solely of legal and compliance costs, including those related to complying with reporting obligations under the Securities and Exchange act of 1934.

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

These Financial Statements should be read in conjunction with the December 31, 2015 audited financial statements filed with the SEC on April 14, 2016

NOTE 3. GOING CONCERN

During the three months ended June 30, 2016, although the Company has generated a gain from the sale of its discontinued operations, thus far it has been unable to generate cash flows sufficient to support its operations and has been dependent on debt and equity financing. In addition to negative cash flow from operations, the Company has experienced recurring net losses, and has an accumulated deficit of $972,197 as of June 30, 2016. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

In order to ameliorate this liquidity deficiency, on July 21, 2016, the Company transferred to Michael R. Rosa all the issued and outstanding capital stock of Enviromart Industries, Inc., its sole operating subsidiary. See Note 1, Organization and Description of Business.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Enviromart Industries, Inc. (f/k/a EnviroPack Technologies, Inc.), which was consolidated through March 31, 2016 and the results of its operations are shown as discontinued operations. All inter-company accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities of three months or less when acquired to be cash equivalents.

Accounts Receivable

In the normal course of business, the Company extended credit to customers that satisfy defined credit criteria. Accounts receivable is recorded at carrying value, which approximates fair value, and is presented in the Company's unaudited consolidated balance sheets net of any allowance for doubtful accounts. As of June 30, 2016 and December 31, 2015, an allowance for doubtful accounts of $-0- and $4,277, respectively, had been recorded.

Inventory

The Company’s inventory is stated at the lower of cost or estimated realizable value, with cost primarily determined on a weighted-average cost basis on the first-in, first-out (“FIFO”) method. The Company continuously evaluates the composition of its inventory, assessing slow-turning product. Estimated realizable value of inventory is determined based on an analysis of historical sales trends of our individual products, the impact of market trends and economic conditions, and a forecast of future demand, giving consideration to the value of current orders in-house relating to the future sales of inventory. Estimates may differ from actual results due to quantity, quality, and mix of products in inventory, customer demand, and market conditions. The Company’s historical estimates of these costs and any provisions have not differed materially from actual results. Any reserves for inventory shrinkage, representing the risk of physical loss of inventory, are adjusted based upon physical inventory counts. As of June 30, 2016 and December 31, 2015, an inventory reserve of $-0- and $52,147, respectively, had been recorded.

Concentration of Risk

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash. Our cash balances are maintained in accounts held by major banks and financial institutions located in the United States. The Company has in the past occasionally maintained amounts on deposit with a financial institution that are in excess of the federally insured limits. The risk is managed by maintaining all deposits in high quality financial institutions.

For the six months ended June 30, 2016, there were no individually significant customers.

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

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized. As of June 30, 2016, all deferred tax assets continue to be fully reserved.

Basic Earnings (Loss) Per Share

Basic EPS is based on the weighted average number of common shares outstanding. Diluted EPS is based on the weighted average number of common shares outstanding and dilutive common stock equivalents. Basic EPS is computed by dividing net income/loss available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Weighted average number of shares used to calculate basic and diluted loss per share is considered the same as the effect of dilutive shares is anti-dilutive for all periods presented. As of June 30, 2016 and December 31, 2015, there were -0- and 300,000 common stock equivalents, respectively, not included in dilutive earnings per share as their effect is anti-dilutive.

Revenue Recognition

Revenue is recognized across all segments of the business when there is persuasive evidence of an arrangement, delivery has occurred, price has been fixed or is determinable, and collectability is reasonably assured. Revenue is recognized at the time title passes and risk of loss is transferred to customers.

Sales Reserves and Uncollectible Accounts

A significant area of judgment affecting reported revenue and net income is estimating sales reserves, which represent that portion of gross revenues not expected to be realized. In particular, revenue is reduced by estimates of returns, discounts, markdowns, and operational chargebacks. In determining estimates of returns, discounts, markdowns and operational chargebacks, management analyzes current economic and market conditions. We review and refine these estimates on a quarterly basis. As of June 30, 2016, a sales reserve had not been deemed necessary, and therefore, not recorded.

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

Recently Issued Financial Accounting Standards

Management believes the impact of recently issued standards and updates, which are not yet effective, will not have a material impact on the Company’s financial position, results of operations or cash flows upon adoption.

NOTE 5. RELATED PARTY TRANSACTIONS

The Company’s wholly-owned subsidiary rented its facility, on a month to month basis from Michael R. Rosa, who was then a significant shareholder of the Company. The facility consisted of 19,500 square feet of office and warehouse space located in Plaistow, New Hampshire for $10,400 per month from an entity owned beneficially by the Company’s former CEO, who was a significant shareholder. The lease was a gross lease under which the landlord paid all taxes, maintenance and repairs, and insurance.

As of December 31, 2014, $10,000 of the $25,000 cash portion of the consideration paid for the purchase of intellectual property had been paid. The remaining $15,000 was included on the consolidated balance sheet as a liability held for sale. The seller of the intellectual property was hired as an employee of the Company subsequent to the effectiveness of the transaction. Immediately prior to September 30, 2015, we owed $15,000 to the seller for the purchase of intellectual property. Effective September 30, 2015, the holder of the note elected to convert the principal amount of the note in exchange for 188,663 shares of Company common stock.

On July 14, 2014, the Company and its former CEO, Michael R. Rosa, entered into an agreement with Mark Shefts (who is currently a significant shareholder), as follows:

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

On September 26, 2014, the Company entered into an agreement with Rushcap Group, Inc. (controlled by Mark Shefts (then a significant shareholder)) to provide a revolving line of credit to purchase inventory to the Company. The maximum borrowing amount under this agreement was $300,000. Under the Agreement, interest was payable at a rate of 3.5% per advance for the first 30-day period or portion thereof, then 1.5% per 30-day period or portion thereof until paid with a maximum borrowing term of 120 days per advance. The Agreement also provided that payments are due within 30 days of the Company receiving payment from the customer for invoices which are funded under this agreement. Rushcap had informally allowed the Company to treat the revolving line of credit as a term loan (not requiring payment of the principal as the Company receives payment) and has allowed the Company to pay a flat interest rate of 2% per month. On May 13, 2015, Rushcap advised us that effective immediately, we must direct our customers to remit A/R payments directly to Rushcap in payment of amounts we owe Rushcap under the line of credit. Rushcap has also stated that it intends to loan the moneys it receives back to our wholly owned operating subsidiary. Effective May 29, 2015, this agreement was amended to increase the borrowing amount to $750,000 and amend the interest rate to 2% per month until the principal advanced is paid in full. As of June 30, 2016, $-0- had been advanced to the company under this agreement.

On March 24, 2015 the Company awarded its then CFO warrants to purchase 750,000 shares of common stock, at an exercise price of $.10 per share, subject to vesting annually over a three-year period commencing December 31, 2015. These warrants include a cashless exercise feature. As part of the transfer of the operating subsidiary, these warrants were cancelled. See Note 6 – Stockholders’ Equity.

On March 21, 2016, the Company entered into a Stock Purchase and Sale Agreement with Michael R. Rosa, founder and then a significant shareholder, and Enviromart Industries, Inc., its sole operating subsidiary, pursuant to which the Company agreed to transfer to Mr. Rosa all the issued and outstanding capital stock of Enviromart Industries, Inc.

In consideration for the transfer of the operating subsidiary to Mr. Rosa, he surrendered to us all 13,567,500 shares which he controlled, which shares were returned to the status of authorized and unissued shares. In addition, Mr. Rosa and Enviromart Industries, Inc. have assumed and discharged any and all of the Company’s liabilities existing as the closing date, of which there were none, as all of the Company’s operations had been conducted through Enviromart Industries, Inc. (its sole operating subsidiary).

The above described purchase and sale transaction closed on July 21, 2016, effective April 1, 2016, and was approved by a majority of the Company’s shareholders by written consent on May 4, 2016. As a result of the completion of the purchase and sale transaction, the Company’s operating business has been discontinued, and it is focusing on seeking to acquire a profitable operating business with strong growth potential.

NOTE 6. STOCKHOLDERS’ EQUITY

Private Offering

During January, 2016, the Company issued 2,000,000 shares to accredited investors related to their stock purchase agreements dated December 31, 2015.

On January 31, 2016, the Company agreed to sell 100,000 units, with each unit consisting of one share of our common stock and a warrant to purchase ½ shares of common stock at a price of $0.25, to an accredited investor for gross proceeds of $10,000 (a per unit price of $.10). As of March 31, 2016 the Company granted this accredited investor 100,000 warrants related to his unit purchase transactions. Under the terms of the Stock Purchase and Sale Agreement, these warrants were terminated.

On June 6, 2016, the Company sold an aggregate of 2,100,000 shares of our common stock to a related party accredited investor for gross proceeds of $12,500 (a per share price of $.006).

Stock-Based Compensation

On March 24, 2015 the Company granted 750,000 warrants to its then Chief Financial Officer (formerly President and CFO). The warrants vested over a three-year period with 250,000 warrants vesting each year. The warrants were exercisable at $.10 per share and set to expire on December 31, 2018. The Company recognized stock-based compensation in the financial statements for all share-based awards to employees, including grants of warrants, based on their fair values. The Company used the Black-Scholes valuation model to estimate the fair value of stock option grants. The Black-Scholes model incorporates calculations for expected volatility and risk-free interest rates and these factors affect the estimate of the fair value of the Company’s stock option grants. The Company used the following variables in its Black-Scholes calculation. Exercise price of $0.10, stock price of $0.002, risk free rate of .5%, term of 3 years and volatility of 200%. The total fair value of the warrants was $750. Total stock based compensation expense for the year ended December 31, 2015 was $250. Under the terms of the Stock Purchase and Sale Agreement, the CFO’s rights to receive stock under this grant were terminated.

On June 6, 2016, the Company issued 1,000,000 shares to a third party as settlement of liabilities valued at $8,500. There shares were valued at $0.006 per share, resulting in a gain on settlement of $2,895

NOTE 7. LEGAL PROCEEDINGS

Except as disclosed herein, we are not a party to any pending legal proceeding. To the knowledge of our management, except as disclosed herein, no federal, state or local governmental agency is presently contemplating any proceeding against us.

On or about August 12, 2014, we received a Notice of Debarment from the US Defense Logistics Agency (“DLA”) (the “Notice”). The Notice (i) prevents us from bidding on new government contracts and (ii) precludes the renewal of any existing contract that is otherwise renewable. The Notice was issued to us because our former CEO (who was also a significant shareholder of our company) is affiliated with a company that is alleged to have sold products to the DLA that did not conform to the applicable contract. The DLA has not alleged any wrongdoing whatsoever with respect to our company or its contracts with the DLA.

On November 3, 2014, the Company filed a letter with DLA opposing the proposed notice of debarment based on EST’s alleged affiliation with the other company.

We have received notification from the DLA stating that our appeal was reviewed and denied. Since we have disposed of our operating subsidiary, we do not believe that the DLA action is relevant to our business going forward.

NOTE 8. DISCONTINUED OPERATIONS

On February 16, 2016, The Rushcap Group, Inc. (“Rushcap”), an affiliate of Mark Shefts (then a significant shareholder), notified us that, effective March 31, 2016, it was discontinuing its funding of our wholly owned subsidiary under the Inventory Financing Agreement dated June 19, 2015. Rushcap reserved the right to discontinue the funding prior to March 31, 2016, if it so determined. The discontinuation of funding was expected to have a material adverse effect on our business, financial condition and results of operation, as we did not believe that we would be able to timely secure funding to replace the discontinued Inventory Financing.

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

In consideration for the transfer of the operating subsidiary to Mr. Rosa, he surrendered to us all 13,567,500 shares of the Company’s common stock then owned by him, which shares have been returned to the status of authorized and unissued shares. In addition, Mr. Rosa and Enviromart Industries, Inc. agreed to assume and discharge any and all of the Company’s liabilities existing as the closing date, of which there were expected to be none, as all of the Company’s operations had been conducted through Enviromart Industries, Inc. (its sole operating subsidiary).

The above described purchase and sale transaction closed on July 21, 2016, effective April 1, 2016, and was approved by a majority of the Company’s shareholders by written consent on May 4, 2016.

As a result of the completion of the purchase and sale transaction, the Company’s operating business has been discontinued, and it is focusing on seeking to acquire a profitable operating business with strong growth potential.

The assets and liabilities held for discontinued operations presented on the balance sheet as of December 31, 2015 consisted of the following:

December 31, 2015
ASSETS
Current Assets
Cash	$16,743
Accounts receivable	262,068
Inventory	212,240
Prepaid Expenses & Other Current Assets	8,644
Total Current Assets	499,695

Non-Current Assets
Equipment, net	29,807
TOTAL ASSETS	$529,502

LIABILITIES
Current Liabilities
Bank Overdraft	$-
Accounts payable and accrued expenses	903,077
Line of Credit - related party	719,845
Total Current Liabilities	1,622,922

The income (loss) from discontinued operations presented in the income statement for the three and six months ended June 30, 2016 and six months ended June 30, 2015, consisted of the following:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Revenue	-	495,003	538,629	1,080,052
Cost of goods sold	-	327,128	339,914	665,098
Gross profit	-	167,875	198,715	414,954
Operating Expenses	-	(244,632)	(263,066)	(469,316)
Other Expenses	-	(20,467)	(31,172)	(36,190)
Net Income (Loss) from Discontinued Operations	-	(97,224)	(95,523)	(90,552)

NOTE 9. SUBSEQUENT EVENTS

On or about July 19, 2016, the Company issued an aggregate of 10,000,000 shares to third parties in consideration of services, office space and an agreement to fund accounting and auditing expenses.

On July 21, 2016, the Company closed the sale of the its sole operating subsidiary, Enviromart Industries, Inc., to Michael R. Rosa, a significant shareholder who is the former CEO of the Registrant, as contemplated by that certain Stock Purchase and Sale Agreement (“SPA”) with Michael R. Rosa and Enviromart Industries, Inc. dated March 21, 2016. Although the closing occurred on July 21, 2016, under the terms of the SPA, it was effective as of April 1, 2016.

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

Overview

On June 21, 2013, the Company completed the acquisition of certain assets from Michael R. Rosa, its then chief executive officer, and commenced business operations. Since completing the acquisition, the Company has raised capital, hired employees, leased space, engaged consultants and advisors, conducted extensive sales and marketing related activities both domestically and internationally, negotiated vendor relationships and engaged seller’s representatives.

As of January 2, 2015, the Company’s business was operated through its wholly-owned subsidiary, EnviroPack Technologies, Inc. Effective on or about January 15, 2015, the Company changed its name to The Enviromart Companies, and the Company’s wholly-owned subsidiary, EnviroPack Technologies, Inc., changed its name to Enviromart Industries, Inc.

Sale of Operating Business

On February 16, 2016, The Rushcap Group, Inc. (“Rushcap”), an affiliate of Mark Shefts (then a significant shareholder), notified us that, effective March 31, 2016, it was discontinuing its funding of our wholly owned subsidiary under the Inventory Financing Agreement dated June 19, 2015. Rushcap reserved the right to discontinue the funding prior to March 31, 2016, if it so determined. The discontinuation of funding was expected to have a material adverse effect on our business, financial condition and results of operation, as we did not believe that we would be able to timely secure funding to replace the discontinued Inventory Financing.

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

In consideration for the transfer of the operating subsidiary to Mr. Rosa, surrendered to us all 13,567,500 shares of the Company’s common stock then owned by him, which shares have been returned to the status of authorized and unissued shares. In addition, Mr. Rosa and Enviromart Industries, Inc. (the Companies former operating subsidiary) agreed to assume and discharge any and all of the Company’s liabilities existing as the closing date, of which there were expected to be none, as all of the Company’s operations have been conducted through Enviromart Industries, Inc. (its sole operating subsidiary).

The above described purchase and sale transaction closed on July 21, 2016, effective April 1, 2016, and was approved by a majority of the Company’s shareholders by written consent on May 4, 2016. Upon consummation of the purchase and sale transaction, the Company’s operating business has been discontinued, and it will focus on seeking to acquire a profitable operating business with strong growth potential.

Upon the closing of the purchase and sale transaction, Mr. George Adyns resigned from our board of directors and all offices held by him.

All of the disclosures in this Quarterly Report on Form 10-Q must be viewed in light of the disposition of our sole operating subsidiary, as our operating business has been discontinued, and the value of our company is now dependent upon our ability to locate and consummate the acquisition of a profitable operating business with strong growth potential.

Results of Operations

For the six months ended June 30, 2016, we had a net income of $1,142,000 as compared to a net loss of $187,000 for the six months ended June 30, 2015. The decrease in loss was due primarily to the $1,328,000 gain on discontinued operations. This gain will not recur in subsequent periods. Unless and until the Company completes the acquisition of an operating business, the Company’s expenses are expected to consist of the legal, accounting and administrative costs of maintaining a public company.

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

Our significant accounting policies are described below. We anticipate that the following accounting policies will require the application of our most difficult, subjective or complex judgments:

Accounts Receivable

In the normal course of business, the Company extends credit to customers that satisfy defined credit criteria. Accounts receivable is recorded at carrying value, which approximates fair value, and is presented in the Company's unaudited consolidated balance sheets net of any allowance for doubtful accounts. As of June 30, 2016 and December 31, 2015, an allowance for doubtful accounts of $-0- and $4,277, respectively, has been recorded.

Inventory

The Company’s inventory is stated at the lower of cost or estimated realizable value, with cost primarily determined on a weighted-average cost basis on the first-in, first-out (“FIFO”) method. The Company continuously evaluates the composition of its inventory, assessing slow-turning product. Estimated realizable value of inventory is determined based on an analysis of historical sales trends of our individual products, the impact of market trends and economic conditions, and a forecast of future demand, giving consideration to the value of current orders in-house relating to the future sales of inventory. Estimates may differ from actual results due to quantity, quality, and mix of products in inventory, customer demand, and market conditions. The Company’s historical estimates of these costs and any provisions have not differed materially from actual results. Any reserves for inventory shrinkage, representing the risk of physical loss of inventory, are adjusted based upon physical inventory counts. As of June 30, 2016 and December 31, 2015, an inventory reserve of $-0- and $52,147, respectively, has been recorded.

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

Income Taxes

Income taxes are provided in accordance with FASB ASC 740 “Accounting for Income Taxes”. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. As of June 30, 2016, all deferred tax assets continue to be fully reserved.

Revenue Recognition

Revenue is recognized across all segments of the business when there is persuasive evidence of an arrangement, delivery has occurred, price has been fixed or is determinable, and collectability is reasonably assured. Revenue is recognized at the time title passes and risk of loss is transferred to customers.

Sales Reserves and Uncollectible Accounts

A significant area of judgment affecting reported revenue and net income is estimating sales reserves, which represent that portion of gross revenues not expected to be realized. In particular, wholesale revenue is reduced by estimates of returns, discounts, markdowns, and operational chargebacks. In determining estimates of returns, discounts, markdowns and operational chargebacks, management analyzes current economic and market conditions. We review and refine these estimates on a quarterly basis. As of June 30, 2016, a sales reserve had not been deemed necessary, and therefore, not recorded.

Liquidity and Capital Resources

Currently, we have no cash. As discussed elsewhere in this report, we have issued stock in exchange for office space and all other services needed to maintain public company with respect to calendar year 2016.

As disclosed elsewhere in the Report, On March 21, 2016, we entered into a Stock Purchase and Sale Agreement with Michael R. Rosa and Enviromart Industries, Inc., our sole operating subsidiary, pursuant to which we transferred to Mr. Rosa all the issued and outstanding capital stock of Enviromart Industries, Inc.

In consideration for the transfer of the operating subsidiary to Mr. Rosa, he surrendered to us all 13,567,500 shares of the Company’s common stock owned by him, which shares have been returned to the status of authorized and unissued shares. In addition, Mr. Rosa and Enviromart Industries, Inc. agreed to assume and discharge any and all of the Company’s liabilities existing as the closing date, of which there were expected to be none, as all of the Company’s operations have been conducted through Enviromart Industries, Inc. (its sole operating subsidiary).

The above described purchase and sale transaction closed on July 21, 2016, effective April 1, 2016, and was approved by a majority of the Company’s shareholders by written consent on May 4, 2016. As a result of the closing of the purchase and sale transaction, the Company’s operating business has been discontinued, and is focusing on seeking to acquire a profitable operating business with strong growth potential.

The value of our company is now dependent upon our ability to locate and consummate the acquisition of a profitable operating business with strong growth potential. As of the date of filing of this Report, we have no cash. However, prior to completing an acquisition, our expenses will consist primarily of compliance costs associated with being a public company, and we expect these compliance costs to be substantially less than they have been historically, at least until we complete an acquisition transaction. Also, as noted above, we have issued stock in exchange for office space and all other services needed to maintain public company with respect to calendar year 2016.

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

Under the supervision and with the participation of our management, including our former CEO and CFO, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, our Chairman and former controller concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

None

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Except as disclosed herein, we are not a party to any pending legal proceeding. To the knowledge of our management, except as disclosed herein, no federal, state or local governmental agency is presently contemplating any proceeding against us.

On or about August 12, 2014, we received a Notice of Debarment from the US Defense Logistics Agency (“DLA”) (the “Notice”). The Notice (i) prevents us from bidding on new government contracts and (ii) precludes the renewal of any existing contract that is otherwise renewable. The Notice was issued to us because our former CEO (who was then a significant shareholder of our company) is affiliated with a company that is alleged to have sold products to the DLA that did not conform to the applicable contract. The DLA has not alleged any wrongdoing whatsoever with respect to our company or its contracts with the DLA.

On November 3, 2014, the Company filed a letter with DLA opposing the proposed notice of debarment based on our Company’s alleged affiliation with the other company.

We have received notification from the DLA stating that our appeal was reviewed and denied. As a result, we are not able to bid on any new US government contracts. Since we have disposed of our operating subsidiary, we do not believe that the DLA action is relevant to our business going forward.

ITEM 1A. RISK FACTORS

Not required.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 31, 2016, the Company sold 100,000 shares of our common stock to an accredited investor for gross proceeds of $10,000 (an average per share price of $0.10).

On June 6, 2016, the Company sold an aggregate of 2,100,000 shares of our common stock to an accredited investor for gross proceeds of $12,500 (a per share price of $.006).

On or about July 19, 2016, the Company issued an aggregate of 10,000,000 shares to third parties in consideration of services, office space and an agreement to fund accounting and auditing expenses.

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

The Enviromart Companies, Inc.

By: /s/ Laurence H. King

Name: Laurence H. King

Title: Chairman of the Board

Dated: August 22, 2016