Form 10-Q
period 2016-09-30
ENVIROMART COMPANIES, INC.
filed 2016-11-14
CIK 1552743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X .

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

The number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of November 10, 2016
Common Capital Voting Stock, $0.0001 par value per share	49,861,775

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

THE ENVIROMART COMPANIES, INC.

Consolidated Balance Sheets

	As of	As of
	September 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS

Current Assets
Assets held for sale	$-	$529,502
Total Current Assets	-	529,502

TOTAL ASSETS	$-	$529,502

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Liabilities held for sale	$-	$1,622,922
Total Current Liabilities	-	1,622,922

Stockholders' Deficit
Preferred stock, $0.0001 par value, 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value, 250,000,000 shares authorized; 49,861,775 and 48,419,275 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	4,986	4,842
Common stock to be issued, 200,000 and 2,100,000 shares issuable at September 30, 2016 and December 31, 2015, respectively	20	210
Additional paid-in capital	1,027,191	1,015,597
Accumulated deficit	(1,032,197))	(2,114,069)
Total Stockholders' Deficit	-	(1,093,420)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$529,502

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE ENVIROMART COMPANIES, INC.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Sales - Net	$-	$-	$-	$-

Operating Expenses
General and Administrative	60,000	5,215	153,675	101,704

Loss from operations	(60,000)	(5,215)	(153,675)	(101,704)

Other Income (expense)
Gain on Settlement of Accounts Payable	-	-	2,895	-

Net Loss from Continuing Operations	(60,000)	(5,215)	(150,780)	(101,704)

Income (Loss) from discontinued operations	-	9,680	(95,523)	(80,872)
Gain on disposition of discontinued operations	-	-	1,328,175	-
Net Income (Loss) from Discontinued Operations	-	9,680	1,232,652	(80,872)

Net Income (loss)	$(60,000)	$4,465	$1,081,872	$(182,576)

Net Loss per share of common stock (basic and diluted) continuing operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Net Income (Loss) per share of common stock (basic and diluted) discontinued operations	$-	$0.00	$0.03	$(0.00)

Net Income (Loss) per share of common stock (basic and diluted)	$(0.00)	$0.00	$0.02	$(0.00)

Weighted average number of shares outstanding – basic and diluted	47,579,166	37,190,000	49,040,416	36,997,106

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE ENVIROMART COMPANIES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	September 30,
	2016	2015

Cash Flows from Operating Activities
Net Income (loss)	$1,081,872	$(182,576)
Adjustments to reconcile net loss to net cash
used in operating activities:
Net loss from discontinued operations	95,523	80,872
Gain on disposition of discontinued operations	(1,328,175)	-
Common stock issued for services	60,000	-
Gain on settlement of accounts payable	(2,895)	-
Expenses paid by third party	49,256	-
Increase in accounts payable and accrued expenses	8,390	42,300
Net cash used in continuing operating activities	(36,029)	(59,404)
Net cash used in discontinued operating activities	(5,646)	(331,466)
Net cash used in operating activities	(41,675)	(390,870)

Cash Flows from Investing Activities
Net cash used in continuing investing activities	-	-
Net cash used in discontinued investing activities	-	-
Net cash used in investing activities	-	-

Cash Flows from Financing Activities
Issuance of common stock for cash	22,500	3,697
Net cash provided by continuing financing activities	22,500	3,697
Net cash provided by discontinued financing activities	2,432	429,862
Net cash provided by financing activities	24,932	433,559

Increase (decrease) in Cash and Cash equivalents	(16,743)	42,689

Cash and Cash Equivalents--Beginning of Period	16,743	1,915
Cash and Cash Equivalents--End of Period	$-	$44,604

Supplemental Disclosures
Cash paid for Interest	$31,172	$42,679

Non-Cash Investing and Financing Activities
Issuance of convertible note to an officer for expenses paid	$-	$100,000
Retirement of Treasury Stock	$76,557	$-
Liabilities paid with Common Stock	$8,500	$-
Note payments via sales of goods	$-	$(5,644)
Common stock issued for consultants	$-	$150
Subscription payable	$200	$(1,265)
Note payments via sales of goods	$-	$(7,672)
Note and accounts payable converted to stock	$-	$365,772

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

In consideration for the transfer of the operating subsidiary to Mr. Rosa, he surrendered to us all 13,657,500 shares of the Company’s common stock then owned by him, which shares were returned to the status of authorized and unissued shares. In addition, Mr. Rosa and Enviromart Industries, Inc. agreed to assume and discharge any and all of the Company’s liabilities existing as the closing date, of which there was none, as all of the Company’s operations have been conducted through Enviromart Industries, Inc. (its sole operating subsidiary).

The above described purchase and sale transaction closed on July 21, 2016, effective April 1, 2016, and was approved by a majority of the Company’s shareholders by written consent on May 4, 2016. As a result of the completion of the purchase and sale transaction, the Company’s operating business has been discontinued, and it is focusing on seeking to acquire an operating business with strong growth potential.

Accordingly, the Company now has only minimal assets and liabilities. Its operations are focused on seeking to acquire an operating business with strong growth potential. From and after the sale, unless and until the Company completes an acquisition, its expenses are expected to consist solely of legal, accounting and compliance costs, including those related to complying with reporting obligations under the Securities and Exchange act of 1934.

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

These Financial Statements should be read in conjunction with the December 31, 2015 audited financial statements filed with the SEC on April 14, 2016.

NOTE 3. GOING CONCERN

During the nine months ended September 30, 2016, although the Company has generated a gain from the sale of its discontinued operations, thus far it has been unable to generate cash flows sufficient to support its operations and has been dependent on debt and equity financing. In addition to negative cash flow from operations, the Company has experienced recurring net losses, and has an accumulated deficit of $1,032,197 as of September 30, 2016. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Accounts Receivable

In the normal course of business, the Company extended credit to customers that satisfy defined credit criteria. Accounts receivable is recorded at carrying value, which approximates fair value, and is presented in the Company's unaudited consolidated balance sheets net of any allowance for doubtful accounts. As of September 30, 2016 and December 31, 2015, an allowance for doubtful accounts of $-0- and $4,277, respectively, had been recorded.

Inventory

The Company’s inventory is stated at the lower of cost or estimated realizable value, with cost primarily determined on a weighted-average cost basis on the first-in, first-out (“FIFO”) method. The Company continuously evaluates the composition of its inventory, assessing slow-turning product. Estimated realizable value of inventory is determined based on an analysis of historical sales trends of our individual products, the impact of market trends and economic conditions, and a forecast of future demand, giving consideration to the value of current orders in-house relating to the future sales of inventory. Estimates may differ from actual results due to quantity, quality, and mix of products in inventory, customer demand, and market conditions. The Company’s historical estimates of these costs and any provisions have not differed materially from actual results. Any reserves for inventory shrinkage, representing the risk of physical loss of inventory, are adjusted based upon physical inventory counts. As of September 30, 2016 and December 31, 2015, an inventory reserve of $-0- and $52,147, respectively, had been recorded.

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

For the nine months ended September 30, 2016, there were no individually significant customers.

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

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized. As of September 30, 2016, all deferred tax assets continue to be fully reserved.

Basic Earnings (Loss) Per Share

Basic earnings per share is based on the weighted average number of common shares outstanding. Diluted earnings per share is based on the weighted average number of common shares outstanding and dilutive common stock equivalents. Basic earnings per share is computed by dividing net income/loss available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Weighted average number of shares used to calculate basic and diluted loss per share is considered the same as the effect of dilutive shares is anti-dilutive for all periods presented. As of September 30, 2016 and, 2015, there were -0- common stock equivalents, not included in dilutive earnings per share as their effect is anti-dilutive.

Revenue Recognition

Revenue is recognized across all segments of the business when there is persuasive evidence of an arrangement, delivery has occurred, price has been fixed or is determinable, and collectability is reasonably assured. Revenue is recognized at the time title passes and risk of loss is transferred to customers.

Sales Reserves and Uncollectible Accounts

A significant area of judgment affecting reported revenue and net income is estimating sales reserves, which represent that portion of gross revenues not expected to be realized. In particular, revenue is reduced by estimates of returns, discounts, markdowns, and operational chargebacks. In determining estimates of returns, discounts, markdowns and operational chargebacks, management analyzes current economic and market conditions. We review and refine these estimates on a quarterly basis. As of September 30, 2016, a sales reserve had not been deemed necessary, and therefore, not recorded.

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

The original Agreement also provided that if the Board of Directors should at any time determine to discontinue the business operations of the Company, then, subject to compliance with applicable laws, the Company would transfer to Michael R. Rosa its discontinued operating businesses, in exchange for his surrendering to the Company all shares of common stock of the Company owned or controlled by him.

In connection with the foregoing transaction, the Company, on July 14, 2014, sold to Rushcap Group, Inc. (Mark Shefts’ designee) (an accredited investor) 10,000,000 shares of its common stock, for aggregate consideration of $125,000 (a per-share price of $.0125).

On September 26, 2014, the Company entered into an agreement with Rushcap Group, Inc. (controlled by Mark Shefts (then a significant shareholder)) to provide a revolving line of credit to purchase inventory to the Company. The maximum borrowing amount under this agreement was originally $300,000, and was increased to $750,000 in May 2015. As of September 30, 2016, $-0- had been advanced to the company under this agreement, as all amounts were advanced to the operating subsidiary, which we transferred to Michael R. Rosa, as described below.

On March 24, 2015 the Company awarded its then CFO warrants to purchase 750,000 shares of common stock, at an exercise price of $.10 per share, subject to vesting annually over a three year period commencing December 31, 2015.  These warrants include a cashless exercise feature.  As part of the transfer of the operating subsidiary, these warrants were cancelled.  See Note 6 Stockholders Equity.

On March 21, 2016, the Company entered into a Stock Purchase and Sale Agreement with Michael R. Rosa, founder and then a significant shareholder, and Enviromart Industries, Inc., its sole operating subsidiary, pursuant to which the Company agreed to transfer to Mr. Rosa all the issued and outstanding capital stock of Enviromart Industries, Inc.

In consideration for the transfer of the operating subsidiary to Mr. Rosa, he surrendered to us all 13,657,500 shares which he controlled, which shares were returned to the status of authorized and unissued shares. In addition, Mr. Rosa and Enviromart Industries, Inc. have assumed and discharged any and all of the Company’s liabilities existing as the closing date, of which there were none, as all of the Company’s operations had been conducted through Enviromart Industries, Inc. (its sole operating subsidiary).

The above described purchase and sale transaction closed on July 21, 2016, effective April 1, 2016, and was approved by a majority of the Company’s shareholders by written consent on May 4, 2016. As a result of the completion of the purchase and sale transaction, the Company’s operating business has been discontinued, and it is focusing on seeking to acquire an operating business with strong growth potential.

On July 19, 2016 the Company issued 5,000,000 shares valued at $30,000 to a related party in consideration for his agreement to fund the Company’s audit and accounting fees and to provide office space for the Company.

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

Stock-Based Compensation

On June 6, 2016, the Company issued 1,000,000 shares to a third party as settlement of liabilities valued at $8,500. There shares were valued at $0.006 per share, resulting in a gain on settlement of $2,895

On July 19, 2016, the Company issued 5,000,000 shares valued at $30,000 to an individual who became a significant stockholder as a result of this transaction in consideration for legal services.

On July 19, 2016 the Company issued 5,000,000 shares valued at $30,000 to a related party in consideration for his agreement to fund the Company’s audit and accounting fees and to provide office space for the Company.

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

In consideration for the transfer of the operating subsidiary to Mr. Rosa, he surrendered to us all 13,657,500 shares of the Company’s common stock then owned by him, which shares have been returned to the status of authorized and unissued shares. In addition, Mr. Rosa and Enviromart Industries, Inc. agreed to assume and discharge any and all of the Company’s liabilities existing as the closing date, of which there were none, as all of the Company’s operations had been conducted through Enviromart Industries, Inc. (its sole operating subsidiary).

The above described purchase and sale transaction closed on July 21, 2016, effective April 1, 2016, and was approved by a majority of the Company’s shareholders by written consent on May 4, 2016.

As a result of the completion of the purchase and sale transaction, the Company’s operating business has been discontinued, and it is focusing on seeking to acquire an operating business with strong growth potential.

The assets and liabilities held for discontinued operations presented on the balance sheet as of December 31, 2015 consisted of the following:

December 31, 2015
ASSETS
Current Assets
Cash	$16,743
Accounts receivable	262,068
Inventory	212,240
Prepaid Expenses & Other Current Assets	8,644
Total Current Assets	499,695

Non-Current Assets
Equipment, net	29,807
TOTAL ASSETS	$529,502
LIABILITIES
Current Liabilities
Bank Overdraft	$-
Accounts payable and accrued expenses	903,077
Line of Credit - related party	719,845
Total Current Liabilities	$1,622,922

The income (loss) from discontinued operations presented in the income statement for the three and nine months ended September 30, 2016 and September 30, 2015, consisted of the following:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Revenue	$-	$761,306	$538,629	$1,841,358
Cost of goods sold	-	485,006	339,914	1,150,104
Gross profit	-	276,301	198,715	691,255
Operating Expenses	-	(231,297)	(263,066)	(700,613)
Other Expenses	-	(35,323)	(31,172)	(71,513)
Income (Loss) from Discontinued Operations	$-	$9,680	$(95,523)	$(80,872)

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

On March 21, 2016, we entered into a Stock Purchase and Sale Agreement with Michael R. Rosa and Enviromart Industries, Inc., our sole operating subsidiary, pursuant to which we will transferred to Mr. Rosa all the issued and outstanding capital stock of Enviromart Industries, Inc.

In consideration for the transfer of the operating subsidiary to Mr. Rosa, he surrendered to us all 13,657,500 shares of the Company’s common stock then owned by him, which shares have been returned to the status of authorized and unissued shares. In addition, Mr. Rosa and Enviromart Industries, Inc. (the Companies former operating subsidiary) agreed to assume and discharge any and all of the Company’s liabilities existing as the closing date, of which there were none, as all of the Company’s operations have been conducted through Enviromart Industries, Inc. (its sole operating subsidiary).

The above described purchase and sale transaction closed on July 21, 2016, effective April 1, 2016, and was approved by a majority of the Company’s shareholders by written consent on May 4, 2016. Upon consummation of the purchase and sale transaction, the Company’s operating business has been discontinued, and it will focus on seeking to acquire an operating business with strong growth potential.

Upon the closing of the purchase and sale transaction, Mr. George Adyns resigned from our board of directors and all offices held by him.

All of the disclosures in this Quarterly Report on Form 10-Q must be viewed in light of the disposition of our sole operating subsidiary, as our operating business has been discontinued, and the value of our company is now dependent upon our ability to locate and consummate the acquisition of an operating business with strong growth potential.

Results of Operations

For the nine months ended September 30, 2016, we had net income of $1,082,000 as compared to a net loss of $183,000 for the nine months ended September 30, 2015. The decrease in loss was due primarily to the $1,328,000 gain on discontinued operations. This gain will not recur in subsequent periods. Unless and until the Company completes the acquisition of an operating business, the Company’s expenses are expected to consist of the legal, accounting and administrative costs of maintaining a public company.

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

Our significant accounting policies are described below. We anticipate that the following accounting policies will require the application of our most difficult, subjective or complex judgments:

Accounts Receivable

In the normal course of business, the Company extends credit to customers that satisfy defined credit criteria. Accounts receivable is recorded at carrying value, which approximates fair value, and is presented in the Company's unaudited consolidated balance sheets net of any allowance for doubtful accounts. As of September 30, 2016 and December 31, 2015, an allowance for doubtful accounts of $-0- and $4,277, respectively, has been recorded.

Inventory

The Company’s inventory is stated at the lower of cost or estimated realizable value, with cost primarily determined on a weighted-average cost basis on the first-in, first-out (“FIFO”) method. The Company continuously evaluates the composition of its inventory, assessing slow-turning product. Estimated realizable value of inventory is determined based on an analysis of historical sales trends of our individual products, the impact of market trends and economic conditions, and a forecast of future demand, giving consideration to the value of current orders in-house relating to the future sales of inventory. Estimates may differ from actual results due to quantity, quality, and mix of products in inventory, customer demand, and market conditions. The Company’s historical estimates of these costs and any provisions have not differed materially from actual results. Any reserves for inventory shrinkage, representing the risk of physical loss of inventory, are adjusted based upon physical inventory counts. As of September 30, 2016 and December 31, 2015, an inventory reserve of $-0- and $52,147, respectively, has been recorded.

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

Income Taxes

Income taxes are provided in accordance with FASB ASC 740 “Accounting for Income Taxes”. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. As of September 30, 2016, all deferred tax assets continue to be fully reserved.

Revenue Recognition

Revenue is recognized across all segments of the business when there is persuasive evidence of an arrangement, delivery has occurred, price has been fixed or is determinable, and collectability is reasonably assured. Revenue is recognized at the time title passes and risk of loss is transferred to customers.

Sales Reserves and Uncollectible Accounts

A significant area of judgment affecting reported revenue and net income is estimating sales reserves, which represent that portion of gross revenues not expected to be realized. In particular, wholesale revenue is reduced by estimates of returns, discounts, markdowns, and operational chargebacks. In determining estimates of returns, discounts, markdowns and operational chargebacks, management analyzes current economic and market conditions. We review and refine these estimates on a quarterly basis. As of September 30, 2016, a sales reserve had not been deemed necessary, and therefore, not recorded.

Liquidity and Capital Resources

Currently, we have no cash. As discussed elsewhere in this report, we have issued stock in exchange for office space and all other services needed to maintain the company as a public company with respect to calendar year 2016.

As disclosed elsewhere in the Report, on March 21, 2016, we entered into a Stock Purchase and Sale Agreement with Michael R. Rosa and Enviromart Industries, Inc., our sole operating subsidiary, pursuant to which we transferred to Mr. Rosa all the issued and outstanding capital stock of Enviromart Industries, Inc.

In consideration for the transfer of the operating subsidiary to Mr. Rosa, he surrendered to us all 13,657,500 shares of the Company’s common stock owned by him, which shares have been returned to the status of authorized and unissued shares. In addition, Mr. Rosa and Enviromart Industries, Inc. agreed to assume and discharge any and all of the Company’s liabilities existing as the closing date, of which there were none, as all of the Company’s operations have been conducted through Enviromart Industries, Inc. (its sole operating subsidiary).

The above described purchase and sale transaction closed on July 21, 2016, effective April 1, 2016, and was approved by a majority of the Company’s shareholders by written consent on May 4, 2016. As a result of the closing of the purchase and sale transaction, the Company’s operating business has been discontinued, and is focusing on seeking to acquire an operating business with strong growth potential.

The value of our company is now dependent upon our ability to locate and consummate the acquisition of an operating business with strong growth potential. As of the date of filing of this Report, we have no cash. However, prior to completing an acquisition, our expenses will consist primarily of compliance costs associated with being a public company, and we expect these compliance costs to be substantially less than they have been historically, at least until we complete an acquisition transaction. Also, as noted above, we have issued stock in exchange for office space and all other services needed to maintain the company as a public company with respect to calendar year 2016.

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

On June 6, 2016 the Company issued 1,000,000 shares to an accredited investor as settlement of liabilities valued at $8,500. These shares were valued at $0.006 per share, resulting in a gain on settlement of $2,895.

On June 6, 2016, the Company sold an aggregate of 2,100,000 shares of our common stock to an accredited investor for gross proceeds of $12,500 (a per share price of $.006).

On July 19, 2016, the Company issued 5,000,000 shares valued at $30,000 in consideration for legal services.

On July 19, 2016 the Company issued 5,000,000 shares valued at $30,000 to a related party in consideration for his agreement to fund the Company’s audit and accounting fees and to provide office space for the Company.

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

Dated: November 14, 2016