Form 10-K
period 2016-12-31
ENVIROMART COMPANIES, INC.
filed 2017-04-14
CIK 1552743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

  X . ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

160 Summit Avenue

Montvale, New Jersey 07645

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

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  X .No      .

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

As of June 30, 2016, the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $1,092,000, based upon the closing price of the registrant’s common stock as reported on the OTC Pink Market on such date. Because there is no active trading market for the Company’s common stock, the Company does not believe that the quoted price of its common stock is indicative of the actual value of such stock.

As of April 10, 2017, there were 49,861,775 shares of $0.0001 par value common stock issued and outstanding.

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

You should be aware that our actual results could differ materially from those contained in forward-looking statements due to a number of factors, including our ability to:

•

execute our business plan, namely identifying profitable acquisition opportunities, given our limited financial resources

•

generate sufficient cash flow from our planned operations or other sources to fund our working capital needs, pending completion of an acquisition;

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

We are now considered a blank check company. The SEC defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3 (a)(51) of the Exchange Act, and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Under SEC Rule 12b-2 under the Securities Act of 1933, as amended (the "Securities Act"), we also qualify as a "shell company," because we have no or nominal assets (other than cash) and no or nominal operations. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. We intend to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

Our current business plan is to attempt to identify and negotiate with a business target for the merger of that entity with and into Enviromart. In certain instances, a target company may wish to become a subsidiary of Enviromart or may wish to contribute or sell assets to Enviromart rather than to merge. No assurances can be given that Enviromart will be successful in identifying or negotiating with any target company. Enviromart seeks to provide a method for a foreign or domestic private company to become a reporting or public company whose securities are qualified for trading in the United States secondary markets.

A business combination with a target company normally will involve the transfer to the target company of the majority of the issued and outstanding common stock of Enviromart, and the substitution by the target company of its own management and board of directors. No assurances can be given that Enviromart will be able to enter into a business combination, or, if Enviromart does enter into such a business combination, no assurances can be given as to the terms of a business combination, or as to the nature of the target company.

Employees

The Company’s only employees at the present time are its officers and directors, who will devote as much time as the Board of Directors determine is necessary to carry out the affairs of the Company.

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

ITEM 1A. Risk Factors

Smaller reporting companies are not required to provide the information required by this Item 1A.

ITEM 1B. Unresolved Staff Comments

None

ITEM 2. Properties

We currently maintain our corporate offices at 160 Summit Avenue, Montvale, New Jersey, 07645.

We do not pay rent for this space because the amount of the space we use at such office is de minimis. We believe that this space will be sufficient until we start generating revenues and need to hire employees.

ITEM 3. Legal Proceedings

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company's property is not the subject of any pending legal proceedings.

ITEM 4. Mine Safety Disclosures

None

PART II

ITEM 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted in the OTC market (OTCPINK) under the symbol “EVRT”. We have not included 2 year trading history for our common stock because our stock was not approved for quotation until January 19, 2016. Our common stock last traded at $0.25 on November 1, 2016. However, currently, there is no active public trading market for our shares.

The sale of “restricted securities” (common stock) pursuant to Rule 144 of the SEC by members of management or any other person to whom any such securities may be issued in the future may have a substantial adverse impact on any such public market. For information regarding the requirements for re-sales under Rule 144, see the heading “Rule 144” below.

Holders

As of April 6, 2017 we had approximately seventy-eight (78) shareholders of record. We believe that additional beneficial owners of our common stock hold shares in street name.

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

On June 6, 2016 the Company issued 1,000,000 shares to an accredited investor as settlement of liabilities valued at $8,500. These shares were valued at $0.006 per share or $5,605, resulting in a gain on settlement of $2,895.

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

All of the disclosures in this Annual Report on Form 10-K must be viewed in light of the disposition of our sole operating subsidiary, as our operating business has been discontinued, and the value of our company is now dependent upon our ability to locate and consummate the acquisition of an operating business with strong growth potential.

Results of Operations

For the year ended December 31, 2016, we had net income of $1,082,000 as compared to a net loss of $588,000 for the year ended December 31, 2015. The decrease in loss was due primarily to the $1,328,000 gain on disposition of discontinued operations. This gain will not recur in subsequent periods. Unless and until the Company completes the acquisition of an operating business, the Company’s expenses are expected to consist of the legal, accounting and administrative costs of maintaining a public company.

General and Administrative Expenses

General and administrative expenses were approximately $154,000 for the year ended December 31, 2016 as compared to approximately $104,000 for the year ended December 31, 2015. General and administrative expenses consist primarily of professional fees.

Loss from Continuing Operations

Loss from continuing operations was approximately $151,000 during the year ended December 31, 2016, as compared to approximately $104,000 during the year ended December 31, 2015. This increase was primarily attributable to an increase in professional fees for the year ended December 31, 2016.

Recent Developments

None

Liquidity and Capital Resources

Currently, we have minimal cash. As discussed elsewhere in this report, we have issued stock in exchange for office space and all other services needed to maintain the company as a public company with respect to calendar year 2016.

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

The value of our company is now dependent upon our ability to locate and consummate the acquisition of an operating business with strong growth potential. As of the date of filing of this Report, we have minimal cash. However, prior to completing an acquisition, our expenses will consist primarily of compliance costs associated with being a public company, and we expect these compliance costs to be substantially less than they have been historically, at least until we complete an acquisition transaction. Also, as noted above, we have issued stock in exchange for office space and all other services needed to maintain the company as a public company with respect to calendar year 2016.

If we need to raise additional funds, we intend to do so through equity and/or debt financing.

Going Concern Consideration

The Company incurred losses from continuing operations of $150,778 and $104,219 for the years ended December 31, 2016 and 2015, respectively, and had nominal working capital of $100 and stockholders' equity of $100 at December 31, 2016. In addition, the Company had negative cash flows from operating activities of $41,675 for the year ended December 31, 2016. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

There can be no assurance that sufficient funds required during the next year or thereafter will be generated from operations or that funds will be available from external sources such as debt or equity financings or other potential sources. The lack of additional capital resulting from the inability to generate cash flow from operations or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material adverse effect on its business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company’s existing stockholders.

ITEM 7A: Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

ITEM 8: Financial Statements and Supplementary Data

THE ENVIROMART COMPANIES, INC.

FINANCIAL STATEMENTS

December 31, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Enviromart Companies, Inc.

We have audited the accompanying balance sheets of Enviromart Companies, Inc. (“the Company”) as of December 31, 2016 and 2015, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two year period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Enviromart Companies, Inc. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered net losses since inception and has accumulated a significant deficit. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT

April 14, 2017

THE ENVIROMART COMPANIES, INC.

Balance Sheets

	December 31,	December 31,
	2016	2015

ASSETS

Current Assets
Cash	$100	$-
Assets held for sale	-	529,502
Total Current Assets	100	529,502

TOTAL ASSETS	$100	$529,502

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Liabilities held for sale	$-	$1,622,922
Total Current Liabilities	-	1,622,922

Commitments and Contingencies	-	-

Stockholders’ Equity (Deficit)
Preferred stock, $0.0001 par value, 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value, 250,000,000 shares authorized; 49,861,775 and 48,419,275 shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively	4,986	4,842
Common stock to be issued, 200,000 and 2,100,000 shares issuable at December 31, 2016 and December 31, 2015, respectively	20	210
Additional paid-in capital	1,027,291	1,015,597
Accumulated deficit	(1,032,197)	(2,114,069)
Total Stockholders’ Equity (Deficit)	100	(1,093,420)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$100	$529,502

The accompanying notes are an integral part of these financial statements.

THE ENVIROMART COMPANIES, INC.

Statements of Operations

	For the Year Ended
	December 31,
	2016	2015

Sales – Net	$-	$-

Operating Expenses
General and Administrative	153,673	104,219

Loss from operations	(153,673)	(104,219)

Other Income (expense)
Gain on Settlement of Accounts Payable	2,895	-

Net Loss from Continuing Operations	(150,778)	(104,219)

(Loss) from discontinued operations	(95,523)	(483,282)
Gain on disposition of discontinued operations	1,328,175	-
Net Income (Loss) from Discontinued Operations	1,232,652	(483,282)

Net Income (loss)	$1,081,874	$(587,501)

Net Loss per share of common stock (basic and diluted) continuing operations	$(0.00)	$(0.01)

Net Income (Loss) per share of common stock (basic and diluted) discontinued operations	$0.03	$(0.01)

Net Income (Loss) per share of common stock (basic and diluted)	$0.02	$(0.01)

Weighted average number of shares outstanding – basic and diluted	49,246,877	39,922,416

The accompanying notes are an integral part of these financial statements.

THE ENVIROMART COMPANIES, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock Issued		Common Stock Issuable
	Shares	Par Value	Shares	Par Value	Additional Paid in Capital	Accumulated Deficit	Stockholders’ Equity
							(Deficit)
Balance, December 31, 2014	34,995,429	$3,500	271,000	$27	$635,256	$(1,526,568)	$(887,785)

Pursuant to private placement at $0.002 per share	1,848,571	185	-	-	3,512	-	3,697

Pursuant to consulting services	75,000	7	-	-	143	-	150

Issuance of issuable shares	271,000	27	(271,000)	(27)	-	-	-

Conversions of liabilities	11,229,275	1,123	-	-	364,650	-	365,773

Pursuant to private placement at average $0.006 per share	-	-	2,100,000	210	11,790	-	12,000

Warrants	-	-	-	-	246	-	246

Net loss for the period	-	-	-	-	-	(587,501)	(587,501)

Balance, December 31, 2015	48,419,275	4,842	2,100,000	210	1,015,597	(2,114,069)	(1,093,420)

Issuance of issuable shares	2,000,000	200	(2,000,000)	(200)	-	-	-

Shares issued for services	10,000,000	1,000	-	-	59,000	-	60,000

Private placement of common stock	2,100,000	210	100,000	10	22,280	-	22,500

Retirement of common stock	(13,657,500)	(1,366)	-	-	(75,191)	-	(76,557)

Shares issued for settlement of liabilities	1,000,000	100	-	-	5,505	-	5,605

Contributed capital – related party	-	-	-	-	100	-	100

Net income for the year	-	-	-	-	-	1,081,874	1,081,874

Balance, December 31, 2016	49,861,775	$4,986	200,000	$20	$1,027,291	$(1,032,197)	$100

The accompanying notes are an integral part of these financial statements

THE ENVIROMART COMPANIES, INC.

Statements of Cash Flows

	For the Year Ended
	December 31,
	2016	2015

Cash Flows from Operating Activities
Net Income (loss)	$1,081,874	$(587,501)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Loss from discontinued operations	95,523	483,282
Gain on disposition of discontinued operations	(1,328,175)	-
Common stock issued for services	60,000	-
Gain on settlement of accounts payable	(2,895)	-
Expenses paid by third party	49,256	-
Increase in accounts payable and accrued expenses	8,390	58,083
Net cash used in continuing operating activities	(36,027)	(46,136)
Net cash used in discontinued operating activities	(5,648)	(457,662)
Net cash used in operating activities	(41,675)	(503,798)

Cash Flows from Investing Activities
Net cash used in continuing investing activities	-	-
Net cash used in discontinued investing activities	-	-
Net cash used in investing activities	-	-

Cash Flows from Financing Activities
Proceeds of capital contributions – related party	100	-
Issuance of common stock for cash	22,500	15,487
Net cash provided by continuing financing activities	22,600	15,487
Net cash provided by discontinued financing activities	2,432	503,139
Net cash provided by financing activities	25,032	518,626

Increase (decrease) in Cash and Cash equivalents	(16,643)	14,828

Cash and Cash Equivalents--Beginning of Period	16,743	1,915
Cash and Cash Equivalents--End of Period	$100	$16,743

Supplemental Disclosures
Cash paid for Interest	$172	$42,679

Non-Cash Investing and Financing Activities
Issuance of convertible note to an officer for expenses paid	$-	$100,000
Shares returned and cancelled in sale of subsidiary	$76,557	$-
Liabilities paid with Common Stock	$8,500	$-
Common stock issued for consultants	$-	$150
Subscription payable	$200	$27
Note and accounts payable converted to stock	$-	$365,835

The accompanying notes are an integral part of these financial statements

THE ENVIROMART COMPANIES, INC.

Notes to Financial Statements

December 31, 2016 and 2015

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

On February 16, 2016, The Rushcap Group, Inc. (“Rushcap”), an affiliate of Mark Shefts (a significant shareholder), notified us that, effective March 31, 2016, it was discontinuing its funding of our wholly owned subsidiary under the Inventory Financing Agreement dated June 19, 2015.

On March 21, 2016, the Company entered into a Stock Purchase and Sale Agreement with Michael R. Rosa, founder and a significant shareholder, and Enviromart Industries, Inc., its sole operating subsidiary, pursuant to which the Company agreed to transfer to Mr. Rosa all the issued and outstanding capital stock of Enviromart Industries, Inc.

In consideration for the transfer of the operating subsidiary to Mr. Rosa, he surrendered to us all 13,657,500 shares of the Company’s common stock then owned by him, which shares were returned to the status of authorized and unissued shares. In addition, Mr. Rosa and Enviromart Industries, Inc. agreed to assume and discharge any and all of the Company’s liabilities existing as the closing date, of which there was none, as all of the Company’s operations have been conducted through Enviromart Industries, Inc. (its sole operating subsidiary). The company accounted for the transaction as a “split-off” per the guidance at ASC 845-10-30-12.

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

THE ENVIROMART COMPANIES, INC.

Notes to Financial Statements

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized. As of December 31, 2016, all deferred tax assets continue to be fully reserved.

Basic Earnings (Loss) Per Share

Basic earnings per share is based on the weighted average number of common shares outstanding. Diluted earnings per share is based on the weighted average number of common shares outstanding and dilutive common stock equivalents. Basic earnings per share is computed by dividing net income/loss available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Weighted average number of shares used to calculate basic and diluted loss per share is considered the same as the effect of dilutive shares is anti-dilutive for all periods presented. As of December 31, 2016 and, 2015, there were -0- common stock equivalents, not included in dilutive earnings per share as their effect is anti-dilutive.

Revenue Recognition

Revenue is recognized across all segments of the business when there is persuasive evidence of an arrangement, delivery has occurred, price has been fixed or is determinable, and collectability is reasonably assured. Revenue is recognized at the time title passes and risk of loss is transferred to customers.

Discontinued Operations

Per the guidance at ASU 2014-10, the Company has presented discontinued operations related to the transfer of the former operating subsidiary (see Note 7) in the period in which either the discontinued operation has been disposed of or classified as held for sale.

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

THE ENVIROMART COMPANIES, INC.

Notes to Financial Statements

NOTE 3. GOING CONCERN

The Company incurred losses from continuing operations of $150,778 and $104,219 for the years ended December 31, 2016 and 2015, respectively, and had working capital of $100 and a stockholders' equity of $100 at December 31, 2016. In addition, the Company had negative cash flows from continuing operating activities of $36,027 for the year ended December 31, 2016. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

There can be no assurance that sufficient funds required during the next year or thereafter will be generated from any future operations or that funds will be available from external sources such as debt or equity financings or other potential sources. If the Company is unable to raise capital from external sources when required, there would be a material adverse effect on its business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company’s existing stockholders. The Company is now seeking an operating company with which to merge or acquire. There is no assurance, however, that the Company will achieve its objectives or goals.

The accompanying financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

During the year ended December 31, 2016, the Company received gross proceeds of $22,500 from the sale of common stock. There can be no assurances that the Company will be able to raise the additional funds it requires.

NOTE 4. RELATED PARTY TRANSACTIONS

On September 26, 2014, the Company entered into an agreement with Rushcap Group, Inc. (controlled by Mark Shefts (a significant shareholder) to provide a revolving line of credit to purchase inventory to the Company. The maximum borrowing amount under this agreement was originally $300,000, and was increased to $750,000 in May 2015. As of December 31, 2016, $-0- had been advanced to the company under this agreement, as all amounts were advanced to the operating subsidiary, which we transferred to Michael R. Rosa, as described below.

On March 24, 2015, the Company awarded its then CFO warrants to purchase 750,000 shares of common stock, at an exercise price of $.10 per share, subject to vesting annually over a three year period commencing December 31, 2015. These warrants include a cashless exercise feature. As part of the transfer of the operating subsidiary, these warrants were cancelled. See Note 6 Stockholders Equity.

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

The above described purchase and sale transaction closed on July 21, 2016, effective April 1, 2016, and was approved by a majority of the Company’s shareholders by written consent on May 4, 2016. As a result of the completion of the purchase and sale transaction, the Company’s operating business has been discontinued, and it is focusing on seeking to acquire an operating business with strong growth potential. The Company accounted for this transaction as a “split-off” per the guidance at ASC 845-10-30-12 and recognized a gain of $1,328,175 on the difference between the fair value of the consideration received and the book value of the net assets of the subsidiary.

On July 19, 2016, the Company issued 5,000,000 shares valued at $30,000 to a related party in consideration for his agreement to fund the Company’s audit and accounting fees and to provide office space for the Company.

THE ENVIROMART COMPANIES, INC.

Notes to Financial Statements

NOTE 5. STOCKHOLDERS’ EQUITY

Private Offering

On January 22, 2015, the Company sold an aggregate of 1,848,571 shares of our common stock to two accredited investors for gross proceeds of $3,697 (a per share price of $0.002).

On December 31, 2015, the Company agreed to sell an aggregate of 2,100,000 shares of our common stock to three accredited investors for gross proceeds of $12,000 (an average per share price of $0.006).

During January, 2016, the Company issued 2,000,000 shares to accredited investors related to their stock purchase agreements dated December 31, 2015. These shares were sold at $0.0057 per share for proceeds of $11,400 and were originally reported as common stock to be issued at December 31, 2015.

On January 31, 2016, the Company agreed to sell 100,000 units, with each unit consisting of one share of our common stock and a warrant to purchase ½ shares of common stock at a price of $0.25, to an accredited investor for gross proceeds of $10,000 (a per unit price of $.10). As of March 31, 2016, the Company granted this accredited investor 100,000 warrants related to his unit purchase transactions. Under the terms of the Stock Purchase and Sale Agreement, these warrants were terminated.

On June 6, 2016, the Company sold an aggregate of 2,100,000 shares of our common stock to a related party accredited investor for gross proceeds of $12,500 (a per share price of $0.006).

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

Stock-Based Compensation

On February 10, 2015, the Company issued 75,000 shares to a third party in recognition of services. These shares were valued at $0.002 per share for a total of $150.

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

On June 6, 2016, the Company issued 1,000,000 shares to a third party as settlement of liabilities valued at $8,500. There shares were valued at $0.006 per share or $5,605, resulting in a gain on settlement of $2,895.

On July 19, 2016, the Company issued 5,000,000 shares valued at $30,000 to an individual, who became a significant stockholder as a result of this transaction, in consideration for legal services.

THE ENVIROMART COMPANIES, INC.

Notes to Financial Statements

On July 19, 2016, the Company issued 5,000,000 shares valued at $30,000 to a related party in consideration for his agreement to fund the Company’s audit and accounting fees and to provide office space for the Company.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Except as disclosed herein, we are not a party to any pending legal proceeding. To the knowledge of our management, except as disclosed herein, no federal, state or local governmental agency is presently contemplating any proceeding against us.

NOTE 7. DISCONTINUED OPERATIONS

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

In consideration for the transfer of the operating subsidiary to Mr. Rosa, he surrendered to us all 13,657,500 shares of the Company’s common stock then owned by him, which shares have been returned to the status of authorized and unissued shares. In addition, Mr. Rosa and Enviromart Industries, Inc. agreed to assume and discharge any and all of the Company’s liabilities existing as the closing date, of which there were none, as all of the Company’s operations had been conducted through Enviromart Industries, Inc. (its sole operating subsidiary). The Company accounted for this transaction as a “split-off” per the guidance at ASC 845-10-30-12 and recognized a gain of $1,328,175 on the difference between the fair value of the consideration received and the book value of the net assets of the subsidiary.

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

THE ENVIROMART COMPANIES, INC.

Notes to Financial Statements

NOTE 7. DISCONTINUED OPERATIONS (Continued)

The assets and liabilities held for discontinued operations presented on the balance sheet as of March 31, 2016 and December 31, 2015 consisted of the following:

	March 31, 2016	December 31, 2015
	ASSETS
Current Assets
Cash	$111	$16,743
Accounts receivable, net	217,616	262,068
Inventory, net	226,062	212,240
Prepaid Expenses & Other Current Assets	22,448	8,644
Total Current Assets	466,237	499,695

Non-Current Assets
Equipment, net	22,495	29,807
TOTAL ASSETS	$488,732	$529,502
	LIABILITIES
Current Liabilities
Bank Overdraft	$27,276	$-
Accounts payable and accrued expenses	968,818	903,077
Line of Credit - related party	695,000	719,845
Total Current Liabilities	$1,691,094	$1,622,922

The income (loss) from discontinued operations presented in the income statement for the years ended December 31, 2016 and 2015, consisted of the following:

	For the years ended December 31,
	2016	2015
Revenue	$538,629	$2,268,504
Cost of goods sold	339,914	1,535,910
Gross profit	198,715	732,594
Operating Expenses	(263,066)	(1,097,014)
Other Expenses	(31,172)	(118,862)
Income (Loss) from Discontinued Operations	$(95,523)	$(483,282)

As a result of this transaction, the Company has recorded a gain on disposition of discontinued operations of $1,328,175. The Company considers this transaction to be a tax-free reorganization and accordingly there is no provision for income taxes.

THE ENVIROMART COMPANIES, INC.

Notes to Financial Statements

NOTE 8. INCOME TAXES

A reconciliation of the expected income tax benefit (provision) computed using the federal statutory income tax rate of 34% and New Hampshire statutory income tax rate of 8.5% to the Company’s effective income tax rate is as follows:

	2016	2015
Book income (loss) from operations	$(64,081)	$(249,688)
Stock/options issued for services	-	143
Depreciation and amortization	-	10,265
Change in valuation allowance	64,081	239,279
Income Tax Expense	$-	$-

The tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets and deferred tax liabilities are presented below:

	2016	2015
Cumulative NOL	$(1,520,830)	$(1,826,853)

Deferred Tax assets:
(34% Federal, 8.5% Avg. Corp. Rate)
Net operating loss carry forwards	(768,420)	(898,479)
Stock/options issued for services	71,941	71,941
Depreciation and amortization	24,625	24,625
Impairment Expense	25,500	25,500
Valuation allowance	646,354	776,413
Income tax provision	$-	$-

Deferred income taxes result from temporary differences between income tax and financial reporting computed at the effective income tax rate. The Company has established a valuation allowance against its net deferred tax assets due to the uncertainty surrounding the realization of such assets. Management periodically evaluates the recoverability of the deferred tax assets. At such time, if it is determined that it is more likely than not that deferred tax assets are realizable, the valuation allowance will be reduced.

The Company files U.S. federal and New Hampshire income tax returns. Our major tax jurisdictions are U.S. federal and the State of New Hampshire and are subject to tax examinations for the open years from 2014 through 2016.

As of December 31, 2016 and 2015, the Company had net operating loss carry-forwards for federal and state income tax purposes of approximately $1,521,000 and $1,827,000, respectively. Such carry-forwards may be used to reduce taxable income, if any, in future years subject to limitations of Section 382 of the Internal Revenue Code for federal income and New Hampshire tax purposes.

NOTE 9. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were issued and up to the time of filing with the Securities and Exchange Commission.

On April 10, 2017, Laurence H. King, CEO and Chairman, was appointed President of the Company.

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

Under the supervision and with the participation of our management, including our president and controller, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, our president and treasurer concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures were not effective, based on having insufficient resources to establish an effective control and procedures environment during 2016. Although we do have a subcontracted outside accountant, there is not enough personnel to establish proper controls and procedures with checks and balances at this time

A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. We believe our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.

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

Our President evaluated the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013). Based on this evaluation, our President concluded that, as of December 31, 2016, our internal control over financial reporting were not effective, based on having insufficient resources to establish an effective control environment during 2016.

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

ITEM 9B: Other Information

On April 10, 2017, Laurence H. King, CEO and Chairman, was appointed President of the Company.

PART III

ITEM 10: Directors, Executive Officers, and Corporate Governance

Directors and Executive Officers

The following table sets forth certain information regarding our directors and executive officers as of December 31, 2016:

Name	Age	Position
Laurence H. King	41	Chairman & Chief Executive Officer

Laurence H. King became a director of the Company on February 16, 2016, as disclosed in our Form 8-K Current Report filed with the SEC on February 19, 2016 and incorporated herein by this reference. He was appointed President of the Company on April 10, 2017.

Laurence H. King, Chairman and President

Laurence King, our Chairman and President, cofounded Omega ATS, a Canadian protected market in 2007. Mr. King was the interim CEO from December 2007 until September 2010, at which point he transitioned the company to a professional management team. In October 2010, Mr. King co-founded Empire Homecare, a durable medical supply. Since founding Empire Homecare, Mr. King has served as managing member. Empire contracts with many rehabilitation facilities and hospitals along the East Coast and is recognized by both Medicare and Medicaid.

Significant Employees

We have no employees who are not executive officers.

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

On or about August 12, 2014, we received a Notice of Debarment from the US Defense Logistics Agency (“DLA”) (the “Notice”). The Notice (i) prevents us from bidding on new government contracts and (ii) precludes the renewal of any existing contract that is otherwise renewable. The Notice was issued to us because our then CEO (who was also a significant shareholder of our company) is affiliated with a company that is alleged to have sold products to the DLA that did not conform to the applicable contract. The DLA has not alleged any wrongdoing whatsoever with respect to our company or its contracts with the DLA.

On November 3, 2014, the Company filed a letter with DLA opposing the proposed notice of debarment based on the alleged affiliation with the other company.

We have since received notification from the DLA stating that our appeal was reviewed and denied. As a result, we are not able to bid on any new US government contracts that might otherwise be of interest to us.

Compliance with Section 16(a) of the Exchange Act

The common stock of the Company is registered under the Exchange Act, and therefore, the officers, directors and holders of more than 10% of our outstanding shares are subject to the provisions of Section 16(a) which requires them to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely upon review of the copies of such forms furnished to us during the fiscal year ended December 31, 2016, there were no untimely filings of Section 16(a) reports.

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

ITEM 11: Executive Compensation

All Compensation

No deferred compensation or long-term incentive plan awards were issued or granted to our management during the years ended December 31, 2016 or 2015. Furthermore, no member of our management has been granted any option or stock appreciation rights; accordingly, no tables relating to such items have been included within this Item. The following table sets forth the aggregate compensation paid by our Company for services rendered during the periods indicated:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen-sation ($)	Nonqual-ified Deferred Compen-sation ($)	All Other Compen- sation ($)	Total Earnings ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Michael R. Rosa, CEO (1)	12/31/15	53,269	-	-	-	-	-	-	53,269
George R. Adyns, President and CFO	12/31/15	85,000	-	250	-	-	-	-	85,250
George R. Adyns, President and CFO	12/31/16	39,231	-	-	-	-	-	-	39,231
Laurence H. King, Chairman	12/31/16	-	-	-	-	-	-	-	-

(1)

Mr. Rosa stepped down as president and CEO on April 24, 2015. From April 25, 2015 through September 18, 2015 he was a consultant on a weekly retainer of $1,540. From September 21, 2015 through December 31, 2015, he was Director of Sales and was paid based on a salary of $80,000 per annum.

(2)

George Adyns became our CFO effective January 2, 2015. He had no employment contract and his annual salary was $85,000. On March 24, 2015, our board of directors granted Mr. Adyns a warrant to purchase 750,000 shares of our common stock at an exercise price of $.10 per share. The warrant had a cashless exercise provision and expires December 31, 2018. On April 24, 2015, Mr. Adyns became our President and sole director. He resigned from all offices held by him on July 20, 2016 and his warrant was cancelled in connection with the sale of our operating subsidiary on the same date.

Outstanding Equity Awards at Fiscal Year-End

None, not applicable.

Compensation of Directors

There are no standard arrangements pursuant to which our directors are compensated for any services provided as director, including services for committee participation or for special assignments. Our directors received no compensation for service as directors for the year ended December 31, 2016.

ITEM 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

The following table sets forth the ownership by (i) any person known to us to be the beneficial owner of more than five percent (5%) of any of our outstanding voting securities and (ii) members of our management as of December 31, 2016. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. The persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based upon 49,861,775 shares of common stock outstanding at that date.

Beneficial Owners

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership		Percent of Class
Mark Shefts 160 Summit Ave Montvale, NJ 07645	Common Stock	7,100,000	Direct	14.2%

Wanda Shefts (1) 160 Summit Ave Montvale, NJ 07645	Common Stock	18,401,500	Indirect	36.9%

Gabrielle Hager 16 Cedar Road Andover, MA 01810	Common Stock	4,710,000	Direct	9.4%

John G. Nossiff 300 Brickstone Square, Suite 201 Andover, MA 01810	Common Stock	9,956,000	Direct	19.9%

(1)

Held of record by Plaza Associates, of which Ms. Shefts is the sole manager and member.

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

On July 19, 2016, the Company issued 5,000,000 shares valued at $30,000 in consideration for legal services. On July 19, 2016, the Company issued 5,000,000 shares valued at $30,000 to a related party in consideration for his agreement to fund the Company’s audit and accounting fees and to provide office space for the Company.

Securities Authorized for Issuance under Equity Compensation Plans

None, not applicable.

ITEM 13: Certain Relationships and Related Party Transactions, and Directors Independence

Transactions with Related Persons

On March 24, 2015, the Company awarded its then CFO (new President and CFO) warrants to purchase 750,000 shares of common stock, at an exercise price of $.10 per share, subject to vesting annually over a three-year period commencing December 31, 2015. These warrants included a cashless exercise feature. See Note 10 – Stockholders’ Equity. The CFO has since resigned and these warrants were terminated in connection with the disposition of our operating subsidiary in 2016, as described below and elsewhere in this Annual Report.

On February 16, 2016, The Rushcap Group, Inc. (“Rushcap”), an affiliate of Mark Shefts (a significant shareholder), notified us that, effective March 31, 2016, it was discontinuing its funding of our wholly owned subsidiary under the Inventory Financing Agreement dated June 19, 2015. Rushcap reserved the right to discontinue the funding prior to March 31, 2016, if it so determined. Thus far, Rushcap has since March 31, continued to provide funding. The discontinuation of funding will have a material adverse effect on our business, financial condition and results of operation, as we do not believe that it will be able to timely secure funding to replace the discontinued Inventory Financing.

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

In consideration for the transfer of the operating subsidiary to Mr. Rosa, surrendered to us all of the 13,567,500 shares then owned by him, which shares have been returned to the status of authorized and unissued shares. In addition, Mr. Rosa and Enviromart Industries, Inc. agreed to assume and discharge any and all of our liabilities existing as the closing date, of which there were none, as all of our operations were conducted through Enviromart Industries, Inc. (our sole operating subsidiary).

The above described purchase and sale transaction closed on or about July 20, 2016, effective April 1, 2016, and was approved by a majority of our shareholders by written consent. Upon consummation of the purchase and sale transaction, our operating business was discontinued, and we are now focused on seeking to acquire a profitable operating business with strong growth potential.

On March 23, 2016, Mr. George Adyns resigned from our board of directors, but remained as President, Secretary and CFO until the closing of the purchase and sale transaction, at which time he resigned from all offices held by him.

On July 19, 2016, the Company issued 5,000,000 shares valued at $30,000 to a related party in consideration for his agreement to fund the Company’s audit and accounting fees and to provide office space for the Company.

Promoters and Certain Control Persons

See the heading “Transactions with Related Persons” above.

Director Independence

Currently, we have no independent directors serving on our Board of Directors.

ITEM 14: Principal Accounting Fees and Services

The following is a summary of the fees billed to us by our principal accountants during the fiscal years ended December 31, 2016 and 2015:

Fee Category	2016	2015
Audit Fees	$35,152	$32,500
Audit related Fees	-	-
Tax Fees	-	-
All other Fees	-	-
Total Fees	$35,152	$32,500

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

PART IV

ITEM 15: Exhibits, Financial Statement Schedules

(a)(1)(2) Financial Statements. See the audited financial statements for the year ended December 31, 2016 contained in Item 8 above which are incorporated herein by this reference.

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

THE ENVIROMART COMPANIES, INC.

Date:	April 14, 2017	By:	/s/ Laurence H. King
Laurence H. King, Chairman, President and CFO