Form 10-Q
period 2017-03-31
ENVIROMART COMPANIES, INC.
filed 2017-05-15
CIK 1552743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X .

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

The number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of May 12, 2017
Common Capital Voting Stock, $0.0001 par value per share	50,061,775

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

THE ENVIROMART COMPANIES, INC.

Condensed Balance Sheets

	March 31,	December 31,
	2017	2016
	(Unaudited)
ASSETS

Current Assets
Cash	$90	$100

Total Current Assets	90	100

TOTAL ASSETS	$90	$100

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$4,612	$-
Total Current Liabilities	4,612	-

Commitments and Contingencies	-	-

Stockholders’ Equity (Deficit)
Preferred stock, $0.0001 par value, 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value, 250,000,000 shares authorized; 49,861,775 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	4,986	4,986
Common stock to be issued, 200,000 shares issuable at March 31, 2017 and December 31, 2016, respectively	20	20
Additional paid-in capital	1,031,487	1,027,291
Accumulated deficit	(1,041,015)	(1,032,197)
Total Stockholders’ Equity (Deficit)	(4,522)	100

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$90	$100

The accompanying notes are an integral part of these condensed financial statements.

THE ENVIROMART COMPANIES, INC.

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended
	March 31,
	2017	2016

Sales – Net	$-	$-

Operating Expenses
General and Administrative	8,818	23,418

Net Loss from Continuing Operations	(8,818)	(23,418)

Net Loss from Discontinued Operations	-	(95,523)

Net Loss	$(8,818)	$(118,941)

Net Loss per share of common stock (basic and diluted) continuing operations	$-	$-

Net Loss per share of common stock (basic and diluted) discontinued operations	$-	$-

Net Loss per share of common stock (basic and diluted)	$-	$-

Weighted average number of shares outstanding – basic and diluted	49,861,775	49,957,737

The accompanying notes are an integral part of these condensed financial statements.

THE ENVIROMART COMPANIES, INC.

Condensed Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	March 31,
	2017	2016

Cash Flows from Operating Activities
Net Loss	$(8,818)	$(118,941)
Adjustments to reconcile net loss to net cash
used in operating activities:
Loss from discontinued operations	-	95,523
Expenses paid by shareholders	4,196	-
Increase in accounts payable and accrued expenses	4,612	-
Net cash used in continuing operating activities	(10)	(23,418)
Net cash used in discontinued operating activities	-	(5,646)
Net cash used in operating activities	(10)	(29,064)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities
Issuance of common stock for cash	-	10,000
Net cash provided by continuing financing activities	-	10,000
Net cash provided by discontinued financing activities	-	2,432
Net cash provided by financing activities	-	12,432

Decrease in Cash and Cash equivalents	(10)	(16,632)

Cash and Cash Equivalents--Beginning of Period	100	16,743
Cash and Cash Equivalents--End of Period	$90	$111

Supplemental Disclosures
Cash paid for Interest	$-	$31,172

Non-Cash Investing and Financing Activities
Subscription payable	$-	$200

The accompanying notes are an integral part of these condensed financial statements

THE ENVIROMART COMPANIES, INC.

Notes to Condensed Financial Statements

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

In consideration for the transfer of the operating subsidiary to Mr. Rosa, he surrendered to us all 13,657,500 shares of the Company’s common stock then owned by him, which shares were returned to the status of authorized and unissued shares. In addition, Mr. Rosa and Enviromart Industries, Inc. agreed to assume and discharge any and all of the Company’s liabilities existing as the closing date, of which there was none, as all of the Company’s operations have been conducted through Enviromart Industries, Inc. (its sole operating subsidiary).  The Company accounted for the transaction as a “split-off” per the guidance of ASC 845-10-30-12.

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

NOTE 2. BASIS OF PRESENTATION

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules of the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

These Financial Statements should be read in conjunction with the December 31, 2016 audited financial statements filed with the SEC on April 14, 2017.

THE ENVIROMART COMPANIES, INC.

Notes to Condensed Financial Statements

NOTE 3. GOING CONCERN

During the three months ended March 31, 2017, the Company has been unable to generate cash flows sufficient to support its operations and has been dependent on capital contributions made by a significant stockholder. In addition to negative cash flow from operations, the Company has experienced recurring net losses, and has an accumulated deficit of $1,041,015 as of March 31, 2017.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized. As of March 31, 2017, all deferred tax assets continue to be fully reserved.

THE ENVIROMART COMPANIES, INC.

Notes to Condensed Financial Statements

Basic and Diluted Earnings (Loss) Per Share

Basic earnings per share is based on the weighted average number of common shares outstanding. Diluted earnings per share is based on the weighted average number of common shares outstanding and dilutive common stock equivalents. Basic earnings per share is computed by dividing net income/loss available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Weighted average number of shares used to calculate basic and diluted loss per share is considered the same as the effect of dilutive shares is anti-dilutive for all periods presented. As of March 31, 2017 and, 2016, there were no common stock equivalents, not included in dilutive earnings per share as their effect is anti-dilutive.

Revenue Recognition

Revenue is recognized across all segments of the business when there is persuasive evidence of an arrangement, delivery has occurred, price has been fixed or is determinable, and collectability is reasonably assured. Revenue is recognized at the time title passes and risk of loss is transferred to customers.

Discontinued Operations

Per the guidance at ASU 2014-10, the Company has presented discontinued operations related to the transfer of the former operating subsidiary (see Note 8) in the period in which either the discontinued operation has been disposed of or classified as held for sale.

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

During the quarter ended March 31, 2017, a significant stockholder paid expenses on behalf of the Company in the amount of  $4,196. This amount has been recorded as additional paid-in capital.

THE ENVIROMART COMPANIES, INC.

Notes to Condensed Financial Statements

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

NOTE 7. COMMITMENTS AND CONTINGENCIES

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

THE ENVIROMART COMPANIES, INC.

Notes to Condensed Financial Statements

The loss from discontinued operations presented in the statement of operations for the three months ended March 31, 2016 consisted of the following:

Three Months Ended
March 31, 2016
Revenue	$538,629
Cost of goods sold	339,914
Gross profit	198,715
Operating Expenses	(263,066)
Other Expenses	(31,172)
Loss from Discontinued Operations	$(95,523)

NOTE 9. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were issued and up to the time of filing with the Securities and Exchange Commission.

On May 9, 2017 the Company issued 200,000 shares of common stock related to stock purchase agreements dated December 31, 2015 and January 31, 2006.

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

Results of Operations

For the three months ended March 31, 2017, we had net loss of approximately $8,800 as compared to a net loss of approximately $119,000 for the three months ended March 31, 2016. The decrease in loss was due primarily to the change in our business since the transfer of our former operating subsidiary (see Note 8). Unless and until the Company completes the acquisition of an operating business, the Company’s expenses are expected to consist of the legal, accounting and administrative costs of maintaining a public company.

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

Income Taxes

Income taxes are provided in accordance with FASB ASC 740 “Accounting for Income Taxes”. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. As of March 31, 2017, all deferred tax assets continue to be fully reserved.

Revenue Recognition

Revenue is recognized across all segments of the business when there is persuasive evidence of an arrangement, delivery has occurred, price has been fixed or is determinable, and collectability is reasonably assured. Revenue is recognized at the time title passes and risk of loss is transferred to customers.

Liquidity and Capital Resources

Currently, we have minimal cash. During 2016, we have issued stock in exchange for office space and all other services needed to maintain the company as a public company with respect to calendar year 2016.

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

Going Concern Consideration

During the three months ended March 31, 2017, the Company has been unable to generate cash flows sufficient to support its operations and has been dependent on capital contributions made by a significant stockholder. In addition to negative cash flow from operations, the Company has experienced recurring net losses, and has an accumulated deficit of $1,041,015 as of March 31, 2017.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Under the supervision and with the participation of our management, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, our Chairman concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were not effective.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

N/A

ITEM 6. EXHIBITS

		Incorporated by Reference
Exhibit	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
31.1	Certificate of Incorporation, as amended		10-Q		31.1	01/23/2015

31.2	By-Laws		10		31.2	07/09/2012

4.1	Specimen Stock Certificate		10		4.1	07/09/2012

10.6	Agreement between Mark Shefts, registrant and Michael Rosa dated July 14, 2014		10-Q	09/30/2014	10.6	11/19/2014

10.7	Amended and Restated Promissory Note with Rushcap Group effective May 29, 2015		10-Q	06/30/2015	10.7	08/14/2015

10.8	Amended and Restated Purchase Order Financing Agreement with Rushcap Group effective May 29, 2015		10-Q	06/30/2015	10.8	08/14/2015

10.9	First Amended and Restated Convertible Note with Shefts Family LP dated January 21, 2015		10-Q	03/31/2014	10.9	01/23/2015

10.10	Convertible Note with Michael R. Rosa dated January 21, 2015		10-Q	03/31/2014	10.10	01/23/2015

10.11	Stock Purchase and Sale between Registrant, Enviromart Industries, Inc. and Michael R. Rosa, dated March 21, 2016		10-K	12/31/2015	10.11	04/14/2016

31 **	Certification of the Principal Executive and Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	X

32	Certification of the Principal Executive and Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

** Furnished, not filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.

The Enviromart Companies, Inc.

By: /s/ Laurence H. King

Name: Laurence H. King

Title: Chairman of the Board

Dated: May 12, 2017