Form 10-Q
period 2017-06-30
ENVIROMART COMPANIES, INC.
filed 2017-08-14
CIK 1552743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [   ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]

		Emerging growth company	[ ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

The number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of August 10, 2017
Common Capital Voting Stock, $0.0001 par value per share	50,061,775

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

THE ENVIROMART COMPANIES, INC.

Condensed Balance Sheets

	June 30,	December 31,
	2017	2016
	(Unaudited)
ASSETS

Current Assets
Cash	$100	$100
Prepaid Expenses	250	-

Total Current Assets	350	100

TOTAL ASSETS	$350	$100

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$25	$-
Total Current Liabilities	25	-

Commitments and Contingencies	-	-

Stockholders’ Equity
Preferred stock, $0.0001 par value, 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value, 250,000,000 shares authorized; 50,061,775and 49,861,775 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	5,006	4,986
Common stock to be issued, -0- and 200,000 shares issuable at June 30, 2017 and December 31, 2016, respectively	-	20
Additional paid-in capital	1,054,502	1,027,291
Accumulated deficit	(1,059,183)	(1,032,197)
Total Stockholders’ Equity	325	100

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$350	$100

The accompanying notes are an integral part of these condensed financial statements.

THE ENVIROMART COMPANIES, INC.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Sales - Net	$-	$-	$-	$-

Operating Expenses
General and Administrative	18,168	70,256	26,986	93,675

Loss from operations	(18,168)	(70,256)	(26,986)	(93,675)

Other Income (expense)
Gain on Settlement of Accounts Payable	-	2,895	-	2,895

Net Loss from Continuing Operations	(18,168)	(67,361)	(26,986)	(90,780)

Loss from discontinued operations	-	-	-	(95,523)
Gain on disposition of discontinued operations	-	1,328,175	-	1,328,175
Net Income (Loss) from Discontinued Operations	-	1,328,175	-	1,232,652

Net Income (loss)	$(18,168)	$1,260,814	$(26,986)	$1,141,872

Basic and diluted income (loss) per share	$(0.00)	$0.03	$(0.00)	$0.02

Net Loss per share of common stock (basic and diluted) continuing operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Net Income (Loss) per share of common stock (basic and diluted) discontinued operations	$-	$0.03	$-	$0.02

Net Income (Loss) per share of common stock (basic and diluted)	$(0.00)	$0.03	$(0.00)	$0.02

Weighted average number of shares outstanding – basic and diluted	49,976,061	49,169,770	49,919,234	49,563,753

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE ENVIROMART COMPANIES, INC.

Condensed Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	June 30,
	2017	2016

Cash Flows from Operating Activities
Net Income (Loss)	$(26,986)	$1,141,872
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Loss from discontinued operations	-	95,523
Gain on disposition of discontinued operations	-	(1,328,175)
Gain on settlement of accounts payable	-	(2,895)
Expenses paid by third party	-	49,256
Expenses paid by shareholders	27,211	-
(Increase) in prepaid expenses	(250)	-
Increase in accounts payable and accrued expenses	25	8,390
Net cash used in continuing operating activities	-	(36,029)
Net cash used in discontinued operating activities	-	(5,646)
Net cash used in operating activities	-	(41,675)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities
Issuance of common stock for cash	-	22,500
Net cash provided by continuing financing activities	-	22,500
Net cash provided by discontinued financing activities	-	2,432
Net cash provided by financing activities	-	24,932

Decrease in Cash and Cash equivalents	-	(16,743)

Cash and Cash Equivalents--Beginning of Period	100	16,743
Cash and Cash Equivalents--End of Period	$100	$-

Supplemental Disclosures
Cash paid for Interest	$-	$31,172

Non-Cash Investing and Financing Activities
Subscription payable	$-	$200
Retirement of treasury stock	$-	$75,191
Liabilities paid with common stock	$-	$8,500
Issuance of issuable shares	$200	$-

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

In consideration for the transfer of the operating subsidiary to Mr. Rosa, he surrendered to us all 13,657,500 shares of the Company’s common stock then owned by him, which shares were returned to the status of authorized and unissued shares. In addition, Mr. Rosa and Enviromart Industries, Inc. agreed to assume and discharge any and all of the Company’s liabilities existing as the closing date, of which there was none, as all of the Company’s operations had been conducted through Enviromart Industries, Inc. (its then sole operating subsidiary).  The Company accounted for the transaction as a “split-off” per the guidance of ASC 845-10-30-12.

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

NOTE 3. GOING CONCERN

During the six months ended June 30, 2017, the Company has been unable to generate cash flows sufficient to support its operations and has been dependent on capital contributions made by a significant stockholder. In addition, the Company has experienced recurring net losses, and has an accumulated deficit of $1,059,183 as of June 30, 2017.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized. As of June 30, 2017, all deferred tax assets continue to be fully reserved.

Basic and Diluted Earnings (Loss) Per Share

Basic earnings per share is based on the weighted average number of common shares outstanding. Diluted earnings per share is based on the weighted average number of common shares outstanding and dilutive common stock equivalents. Basic earnings per share is computed by dividing net income/loss available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Weighted average number of shares used to calculate basic and diluted loss per share is considered the same as the effect of dilutive shares is anti-dilutive for all periods presented. As of June 30, 2017 and 2016, there were no common stock equivalents, not included in dilutive earnings per share as their effect is anti-dilutive.

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

NOTE 5. RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2017, a significant stockholder paid expenses on behalf of the Company in the amount of $27,211. This amount has been recorded as additional paid-in capital.

NOTE 6. STOCKHOLDERS’ EQUITY

Private Offering

On May 9, 2017, the Company issued 200,000 shares of common stock related to stock purchase agreements dated December 31, 2015 and January 31, 2016.

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

In consideration for the transfer of the operating subsidiary to Mr. Rosa, he surrendered to us all 13,657,500 shares of the Company’s common stock then owned by him, which shares have been returned to the status of authorized and unissued shares. In addition, Mr. Rosa and Enviromart Industries, Inc. agreed to assume and discharge any and all of the Company’s liabilities existing as the closing date, of which there were none, as all of the Company’s operations had been conducted through Enviromart Industries, Inc. (its then sole operating subsidiary).

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

The loss from discontinued operations presented in the statement of operations for the six months ended June 30, 2016 consisted of the following:

Six Months Ended
June 30, 2016
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

In consideration for the transfer of the operating subsidiary to Mr. Rosa, he surrendered to us all 13,657,500 shares of the Company’s common stock then owned by him, which shares have been returned to the status of authorized and unissued shares. In addition, Mr. Rosa and Enviromart Industries, Inc. (the Companies former operating subsidiary) agreed to assume and discharge any and all of the Company’s liabilities existing as the closing date, of which there were none, as all of the Company’s operations had been conducted through Enviromart Industries, Inc. (its then sole operating subsidiary).

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

Results of Operations

For the six months ended June 30, 2017, we had net loss of approximately $27,000 as compared to net income of approximately $1,142,000 for the six months ended June 30, 2016. The increase in loss was due primarily to the $1,328,000 gain on discontinued operations in 2016. This gain is not expected to recur in subsequent periods.  Unless and until the Company completes the acquisition of an operating business, the Company’s expenses are expected to consist of the legal, accounting and administrative costs of maintaining a public company.

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

Income Taxes

Income taxes are provided in accordance with FASB ASC 740 “Accounting for Income Taxes”. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. As of June 30, 2017, all deferred tax assets continue to be fully reserved.

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

In consideration for the transfer of the operating subsidiary to Mr. Rosa, he surrendered to us all 13,657,500 shares of the Company’s common stock owned by him, which shares have been returned to the status of authorized and unissued shares. In addition, Mr. Rosa and Enviromart Industries, Inc. agreed to assume and discharge any and all of the Company’s liabilities existing as the closing date, of which there were none, as all of the Company’s operations had been conducted through Enviromart Industries, Inc. (its then sole operating subsidiary).

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

Going Concern Consideration

During the six months ended June 30, 2017, the Company has been unable to generate cash flows sufficient to support its operations and has been dependent on capital contributions made by a significant stockholder. In addition to negative cash flow from operations, the Company has experienced recurring net losses, and has an accumulated deficit of $1,059,183 as of June 30, 2017.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Dated: August 14, 2017