Form 10-Q
period 2017-09-30
ECARD INC.
filed 2017-11-20
CIK 1552743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to____________

Commission File Number: 000-54758

ECARD INC

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

The number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of November 20, 2017
Common Capital Voting Stock, $0.0001 par value per share	49,511,775

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

ECARD INC.

PART I- FIANCIAL INFORMATION

ECARD INC.

(f/k/a/ The Enviromart Companies, Inc.)

Unaudited Condensed Balance Sheets

As of September 30, 2017 and December 31, 2016

	September	December 31,
	2017	2016
	(Unaudited)
ASSETS

Current Assets
Cash	$-	$100

Total Current Assets	-	100

TOTAL ASSETS	$-	$100

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Total Current Liabilities	-	-

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $0.0001 par value, 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value, 250,000,000 shares authorized; 50,061,775 and 49,861,775 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	5,006	4,986
Common stock to be issued, 0 shares and 200,000 shares issuable at September 30, 2017 and December 31, 2016, respectively	-	20
Additional paid-in capital	1,059,818	1,027,291
Accumulated deficit	(1,064,824)	(1,032,197)
Total Stockholders’ Equity	-	100

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$-	$100

The accompanying notes are an integral part of these financial statements

ECARD INC.

(f/k/a/ The Enviromart Companies, Inc.)

Unaudited Condensed Statements of Operations and Comprehensive Loss

For the three and nine months ended September 30, 2017 and 2016

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Sales - Net	$-	$-	$-	$-

Operating Expenses
General and Administrative	4,740	60,000	31,726	153,675

Loss from operations	(4,740)	(60,000)	(31,726)	(153,675)

Other Income (expense)
Gain on Settlement of Accounts Payable	-	-	-	2,895

Net Loss from Continuing Operations	(4,740)	(60,000)	(31,726)	(150,780)

Income (Loss) from discontinued operations	-	-	-	(95,523)
Gain on disposition of discontinued operations	-	-	-	1,328,175
Net Income (Loss) from Discontinued Operations	-	-	-	1,232,652

Income tax	-	-	900	-

Net Income (loss)	$(4,740)	$(60,000)	$(32,626)	$1,081,872

Net Loss per share of common stock (basic and diluted) continuing operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Net Income (Loss) per share of common stock (basic and diluted) discontinued operations	$-	$-	$-	$0.03

Net Income (Loss) per share of common stock (basic and diluted)	$(0.00)	$(0.00)	$(0.00)	$0.02

Weighted average number of shares outstanding – basic and diluted	50,061,775	47,579,166	49,960,304	49,040,416

ECARD INC.

(f/k/a/ The Enviromart Companies, Inc.)

Unaudited Condensed Statements of Cash Flows

For the nine months ended September 30, 2017 and 2016

	For the Nine Months Ended
	September 30,
	2017	2016

Cash Flows from Operating Activities
Net Income (loss)	$(32,626)	$1,081,872
Adjustments to reconcile net loss to net cash used in operating activities:
Net loss from discontinued operations	-	95,523
Gain on disposition of discontinued operations	-	(1,328,175)
Common stock issued for services	-	60,000
Gain on settlement of accounts payable	-	(2,895)
Expenses paid by third party	32,526	49,256
Increase in accounts payable and accrued expenses	-	8,390
Net cash used in continuing operating activities	(100)	(36,029)
Net cash used in discontinued operating activities	-	(5,646)
Net cash used in operating activities	(100)	(41,675)

Cash Flows from Financing Activities
Issuance of common stock for cash	-	22,500
Net cash provided by continuing financing activities	-	22,500
Net cash provided by discontinued financing activities	-	2,432
Net cash provided by financing activities	-	24,932

Decrease in Cash and Cash equivalents	(100)	(16,743)

Cash and Cash Equivalents--Beginning of Period	100	16,743
Cash and Cash Equivalents--End of Period	$-	$-

Supplemental Disclosures
Cash paid for Interest	$-	$31,172

Non-Cash Investing and Financing Activities
Retirement of Treasury Stock	$-	$76,557
Liabilities paid with Common Stock	$-	$8,500
Subscription payable	$-	$200

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

ECARD INC. (the “Company”), formerly known as The Enviromart Companies, Inc. until October 23, 2017, and formerly known as Environmental Science and Technologies, Inc. until October 19, 2017, was incorporated under the laws of the State of Delaware on June 18, 2012. On June 21, 2013, the Company completed an acquisition of intangible assets comprised of intellectual property and trademarks from its former Chief Executive Officer. In conjunction with the acquisition of the intangible assets, the Company commenced operations.

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

On October 5, 2017, the Company entered into a Stock Purchase Agreement (the “SPA”) with Eastone Equities, LLC, a New York limited liability company (the “Purchaser”) and certain selling stockholders, pursuant to which the Purchaser acquired 44,566,412 shares of common stock of the Companyfrom Sellers for an aggregate purchase price of $295,000. The transaction contemplated in the SPA closed on October 9, 2017. The Shares represent approximately 90% of issued and outstanding common stocks of the Company. The transaction has resulted in a change in control of the Company.

On October 23, 2017, the Company, with the unanimous approval of its board of directors by written consent in lieu of a meeting, filed another Certificate of Amendment (the “Second Certificate of Amendment”) with the Secretary of State of Delaware. As a result of the Second Certificate of Amendment, the Company changed its name to “ECARD INC.”, effective as of October 23, 2017.

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

NOTE 3. GOING CONCERN

During the nine months ended September 30, 2017, the Company has been unable to generate cash flows sufficient to support its operations and has been dependent on capital contributions made by a significant stockholder. In addition, the Company has experienced recurring net losses, and has an accumulated deficit of $1,064,824 as of September 30, 2017.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized. As of September 30, 2017, all deferred tax assets continue to be fully reserved.

Basic and Diluted Earnings (Loss) Per Share

Basic earnings per share is based on the weighted average number of common shares outstanding. Diluted earnings per share is based on the weighted average number of common shares outstanding and dilutive common stock equivalents. Basic earnings per share is computed by dividing net income/loss available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Weighted average number of shares used to calculate basic and diluted loss per share is considered the same as the effect of dilutive shares is anti-dilutive for all periods presented. As of September 30, 2017, and 2016, there were no common stock equivalents, not included in dilutive earnings per share as their effect is anti-dilutive.

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

NOTE 5. RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2017, a then stockholder paid expenses on behalf of the Company in the amount of $32,626. This amount has been recorded as additional paid-in capital.

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

The loss from discontinued operations presented in the statement of operations for the six months ended September 30, 2016 consisted of the following:

Nine Months Ended
September 30, 2016
Revenue	$538,629
Cost of goods sold	339,914
Gross profit	198,715
Operating Expenses	(263,066)
Other Expenses	(31,172)
Loss from Discontinued Operations	$(95,523)

NOTE 9. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were issued and up to the time of filing with the Securities and Exchange Commission.

On October 5, 2017, the Company entered into a Stock Purchase Agreement (the “SPA”) with Eastone Equities, LLC, a New York limited liability company (the “Purchaser”) and certain selling stockholders, pursuant to which the Purchaser acquired 44,566,412 shares of common stock of the Company from Sellers for an aggregate purchase price of $295,000. The transaction contemplated in the SPA closed on October 9, 2017. The Shares represent approximately 90% of issued and outstanding common stocks of the Company. The transaction has resulted in a change in control of the Company.

On October 23, 2017, the Company, with the unanimous approval of its board of directors by written consent in lieu of a meeting, filed another Certificate of Amendment (the “Second Certificate of Amendment”) with the Secretary of State of Delaware. As a result of the Second Certificate of Amendment, the Company changed its name to “ECARD INC.”, effective as of October 23, 2017.

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

On January 2, 2015, the Company’s business was operated through its wholly-owned subsidiary, EnviroPack Technologies, Inc. Effective on or about January 15, 2015, the Company changed its name to The Enviromart Companies, and the Company’s wholly-owned subsidiary, EnviroPack Technologies, Inc., changed its name to Enviromart Industries, Inc.

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

Results of Operations

For the nine months ended September 30, 2017, we had net loss of approximately $32,626 as compared to net income of approximately $1,081,872 for the nine months ended September 30, 2016. The increase in loss was due primarily to the Company’s inability to generate sufficient cash flows. This loss is not expected to recur in subsequent periods. Unless and until the Company completes the acquisition of an operating business, the Company’s expenses are expected to consist of the legal, accounting and administrative costs of maintaining a public company.

Recent Developments

Change of Control

On October 5, 2017, The Company entered into a Stock Purchase Agreement (the “SPA”) with Eastone Equities, LLC, a New York limited liability company (the “Purchaser”) and certain selling stockholders listed in the Exhibit A of the SPA (the “Sellers”), pursuant to which the Purchaser acquired 44,566,412 shares of common stock of the Company (the “Shares”) representing approximately 90% of the issued and outstanding shares of the Company (the “Change of Control”) from Sellers for an aggregate purchase price of $295,000. The transaction contemplated in the SPA closed on October 9, 2017 (the “Closing”). As a result of the Change of Control, Eastone Equities, LLC has obtained majority interest of the Company.

In connection with the Change of Control, Mr. Wayne Tsao and Ms. Charlene Cheng were each appointed an officer and director of the Company.

The Change of Control was disclosed in the Company’s Current Report on Form 8-K filed October 13, 2017, which is incorporated herein by this reference.

Name Change

On October 23, 2017, the Company, with the unanimous approval of its board of directors by written consent in lieu of a meeting, filed the Certificate of Amendment (the “Certificate of Amendment”) with the Secretary of State of Delaware. As a result of the Second Certificate of Amendment, the Company changed its name from The Enviromart Companies, Inc. to “ECARD INC.”(“Name Change”), effective as of October 23, 2017.

On October 27, 2017, The Name Change was approved by the Financial Industry Regulatory Authority (FINRA) and became effective with the Over-the-Counter Bulletin Board at the opening of trading on October 30, 2017 under the symbol “EVRT”.

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

Liquidity and Capital Resources

As of September 30, 2017, the Company had minimal cash.

As disclosed elsewhere in the Report, on October 5, 2017, we entered into a SPA with Eastone Equities, LLC. (“Eastone”) and certain selling stockholders listed in the Exhibit A of the SPA, pursuant to which we transferred to Eastone 44,566,412 shares of our issued and outstanding shares for a purchase price of $295,000. The transaction contemplated in the SPA closed on October 9, 2017 (the “Closing”) and resulted in a change of control.

Simultaneously with the Closing, Ms. Wayne Tsao was appointed as the Company’s Chief Executive Officer, President and the Chairman of the Board, and Mr. Charlene Cheng was appointed as the Chief Financial Officer and a director of the Board, all became effective on October 23, 2017.

As a result of the closing of the SPA and change of control, the Company with new management team is focusing on seeking to acquire an operating business with strong growth potential.

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

Going Concern Consideration

During the nine months ended September 30, 2017, the Company has been unable to generate cash flows sufficient to support its operations and has been dependent on capital contributions made by a significant stockholder. In addition, the Company has experienced recurring net losses, and has an accumulated deficit of $1,064,824 as of September 30, 2017.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

None.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

N/A

ITEM 6. EXHIBITS

		Incorporated by Reference
Exhibit	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
3.1	Certificate of Incorporation, as amended		10-Q		3.1	01/23/2015
3.2	By-Laws		10		3.2	07/09/2012
4.1	Specimen Stock Certificate		10		4.1	07/09/2012
10.6	Agreement between Mark Shefts, registrant and Michael Rosa dated July 14, 2014		10-Q	09/30/2014	10.6	11/19/2014
10.7	Amended and Restated Promissory Note with Rushcap Group effective May 29, 2015		10-Q	06/30/2015	10.7	08/14/2015
10.8	Amended and Restated Purchase Order Financing Agreement with Rushcap Group effective May 29, 2015		10-Q	06/30/2015	10.8	08/14/2015
10.9	First Amended and Restated Convertible Note with Shefts Family LP dated January 21, 2015		10-Q	03/31/2014	10.9	01/23/2015
10.10	Convertible Note with Michael R. Rosa dated January 21, 2015		10-Q	03/31/2014	10.10	01/23/2015
10.11	Stock Purchase and Sale between Registrant, Enviromart Industries, Inc. and Michael R. Rosa, dated March 21, 2016		10-K	12/31/2015	10.11	04/14/2016
10.12	Stock Purchase and Sale between Registrant, The Enviromart Companies, Inc., Eastone Equities, LLC and certain Selling Shareholders dated October 5, 2017		8-K	12/31/2017	10.1	10/13/2017
31.1	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **	X
31.2	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **	X
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

** Furnished, not filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.

ECARD, INC.

By:	/s/ Wayne Tsao
Name: Wayne Tsao
Title: CEO

Dated: November 20, 2017

