Form 10-K
period 2017-12-31
ECARD INC.
filed 2018-04-04
CIK 1552743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ . ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

☐. TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission File Number: 000-54758

ECARD INC.

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐. No  ☒ .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐. No  ☒ .

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒. No  ☐ .

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒. No  ☐ .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒ .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes . No ☐.

As of June 30, 2017, the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $1,092,000, based upon the closing price of the registrant’s common stock as reported on the OTC Pink Market on such date. Because there is no active trading market for the Company’s common stock, the Company does not believe that the quoted price of its common stock is indicative of the actual value of such stock.

As of February 28, 2018, there were 49,511,775 shares of $0.0001 par value common stock outstanding.

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

The forward-looking statements speak only as of the date on which they are made, and, except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. References in this report to the “Company,” “we,” “our,” and “us” refer to the registrant, ECARD INC.

PART I

ITEM 1. Business

Our Company

ECARD INC (the “Company”) formerly known as the Enviromart Companies, Inc., was incorporated under the laws of the State of Delaware on June 18, 2012. On June 21, 2013, the Company completed an acquisition of intangible assets comprised of intellectual property and trademarks from its former Chief Executive Officer. In conjunction with the acquisition of the intangible assets, the Company commenced operations.

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

On October 23, 2017, the Company, with the unanimous approval of its board of directors (the “Board”) by written consent in lieu of a meeting, has changed its name to “ECARD INC.”, effective as of October 23, 2017, pursuant to the filing of another Certificate of Amendment (the “Second Certificate of Amendment”) with the Secretary of State of Delaware.

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

On March 17, 2016, our Board approved the sale of our sole operating subsidiary, Enviromart Industries, Inc., to Michael R. Rosa, our founder and a significant shareholder, as contemplated by that certain Agreement between us, Mr. Rosa and Mark Shefts, dated July 14, 2014 (“Break-up Agreement”). The Break-up Agreement was originally disclosed in our Current Report on Form 8-K filed July 18, 2014, which is incorporated herein by this reference.

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

On October 5, 2017, the Company entered into a Stock Purchase Agreement (the “Eastone SPA”) with Eastone Equities, LLC, a New York limited liability company (“Eastone Equities”) and certain selling stockholders (the “Sellers”), pursuant to which Eastone Equities acquired 44,566,412 shares of common stock of the Company (the “Shares”) from Sellers for an aggregate purchase price of $295,000. The transaction contemplated in the Eastone SPA closed on October 9, 2017. The Shares represent approximately 90% of issued and outstanding common stocks of the Company. The transaction has resulted in a change in control of the Company.

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

Our current business plan is to attempt to identify and negotiate with a business target for the merger of that entity with and into ECARD. In certain instances, a target company may wish to become a subsidiary of Enviromart or may wish to contribute or sell assets to Enviromart rather than to merge. No assurances can be given that Enviromart will be successful in identifying or negotiating with any target company. Enviromart seeks to provide a method for a foreign or domestic private company to become a reporting or public company whose securities are qualified for trading in the United States secondary markets.

A business combination with a target company normally will involve the transfer to the target company of the majority of the issued and outstanding common stock of Enviromart, and the substitution by the target company of its own management and Board. No assurances can be given that Enviromart will be able to enter into a business combination, or, if Enviromart does enter into such a business combination, no assurances can be given as to the terms of a business combination, or as to the nature of the target company.

Employees

The Company’s only employees at the present time are its officers and directors, who will devote as much time as the Board determines is necessary to carry out the affairs of the Company.

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

ITEM 4. Mine Safety Disclosures

None

PART II

ITEM 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted in the OTC market (OTCPINK) under the symbol “EVRT”. The following table sets forth the high and low sales prices as reported on the OTC Market. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

FISCAL YEAR 2017	HIGH	LOW
First Quarter	$0.25	$0.25
Second Quarter	$0.25	$0.25
Third Quarter	$0.25	$0.12
Fourth Quarter	$0.45	$0.12

FISCAL YEAR 2016	HIGH	LOW
First Quarter	$1.60	$0.10
Second Quarter	$0.30	$0.06
Third Quarter	$0.10	$0.06
Fourth Quarter	$0.25	$0.10

Our common stock last opened at $1.00 on April 4, 2018. However, currently, there is no active public trading market for our shares.

The sale of “restricted securities” (common stock) pursuant to Rule 144 of the SEC by members of management or any other person to whom any such securities may be issued in the future may have a substantial adverse impact on any such public market. For information regarding the requirements for re-sales under Rule 144, see the heading “Rule 144” below.

Holders

As of February 20, 2018 we had approximately sixty eight (68) shareholders of record. We believe that additional beneficial owners of our common stock hold shares in street name.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Unregistered Sales

On October 5, 2017, the Company entered into the SPA with Eastone Equities and certain selling stockholders, pursuant to which Eastone Equities acquired 44,566,412 shares of common stock of the Company from Sellers for an aggregate purchase price of $295,000. The transaction contemplated in the SPA closed on October 9, 2017. The Shares represent approximately 90% of issued and outstanding common stocks of the Company. The transaction has resulted in a change in control of the Company.

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

(3)The term “Form 10 information” means the information that is required by Form 10 or Form 20-F (§249.220f of this chapter), as applicable to the issuer of the securities, to register under the Exchange Act each class of securities being sold under this rule. The issuer may provide the Form 10 information in any filing of the issuer with the Commission. The Form 10 information is deemed filed when the initial filing is made with the Commission.”

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

On October 23, 2017, the Company, with the unanimous approval of its Board by written consent in lieu of a meeting, has changed its name to “ECARD INC.”, effective as of October 23, 2017, pursuant to the filing of the Second Certificate of Amendment with the Secretary of State of Delaware.

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

In light of the discontinuation of funding, our Board spent approximately one month assessing the operating company’s current business and funding prospects, including whether to transfer the operating subsidiary to Michael R. Rosa, our founder and a significant shareholder, in accordance with that certain Agreement between the Company, Mr. Rosa and Mr. Shefts, dated July 14, 2014 (“Break-up Agreement”). The Break-up Agreement was disclosed in the Company’s Current Report on Form 8-K filed July 18, 2014, which is incorporated herein by this reference.

Our Board concluded that the discontinuation of funding would have a material adverse effect on our business, financial condition and results of operation, as it did not believe that it would be able to timely secure funding to replace the discontinued Inventory Financing.

On March 17, 2016, our Board approved the sale of our sole operating subsidiary, Enviromart Industries, Inc., to Michael R. Rosa, our founder and a significant shareholder, as contemplated by that certain Agreement between us, Mr. Rosa and Mark Shefts, dated July 14, 2014 (“Break-up Agreement”). The Break-up Agreement was originally disclosed in our Current Report on Form 8-K filed July 18, 2014, which is incorporated herein by this reference.

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

Upon the closing of the purchase and sale transaction, Mr. George Adyns resigned from our Board and all offices held by him.

On October 5, 2017, the Company entered into the SPA with Eastone Equities and certain selling stockholders, pursuant to which Eastone Equities acquired 44,566,412 shares of common stock of the Company from Sellers for an aggregate purchase price of $295,000. The transaction contemplated in the SPA closed on October 9, 2017. The Shares represent approximately 90% of issued and outstanding common stocks of the Company. The transaction has resulted in a change in control of the Company.

All of the disclosures in this Annual Report on Form 10-K must be viewed in light of the disposition of our sole operating subsidiary, as our operating business has been discontinued, and the value of our company is now dependent upon our ability to locate and consummate the acquisition of an operating business with strong growth potential.

Results of Operations

For the year ended December 31, 2017, we had net loss of $79,971 as compared to a net income of $1,081,874 for the year ended December 31, 2016. The decrease in income was due primarily to the $1,328,175 gain on disposition of discontinued operations for the year ended December 31, 2016. This gain on disposition of discontinued operations will not recur in subsequent periods. Unless and until the Company completes the acquisition of an operating business, the Company’s expenses are expected to consist of the legal, accounting and administrative costs of maintaining a public company

General and Administrative Expenses

General and administrative expenses were $79,071 for the year ended December 31, 2017 as compared to $153,673 for the year ended December 31, 2016. General and administrative expenses consist primarily of professional fees.

Loss from Continuing Operations

Loss from continuing operations was $79,071 during the year ended December 31, 2017, as compared to $150,778 during the year ended December 31, 2016. This decrease was primarily attributable to a decrease in professional fees for the year ended December 31, 2017.

Recent Developments

None.

Liquidity and Capital Resources

Currently, we have minimal cash. As discussed elsewhere in this report, we have issued stock in exchange for all services needed to maintain the company as a public company with respect to calendar year 2017.

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

The value of our company is now dependent upon our ability to locate and consummate the acquisition of an operating business with strong growth potential. As of the date of filing of this Report, we have minimal cash. However, prior to completing an acquisition, our expenses will consist primarily of compliance costs associated with being a public company, and we expect these compliance costs to be substantially less than they have been historically, at least until we complete an acquisition transaction. Also, as noted above, we have issued stock in exchange for office space and all other services needed to maintain the company as a public company with respect to calendar year 2017.

If we need to raise additional funds, we intend to do so through equity and/or debt financing.

Going Concern Consideration

The Company incurred losses from continuing operations of $79,071 and $150,778 for the years ended December 31, 2017 and 2016, respectively, and had working capital deficit of $47,344 at December 31, 2017. In addition, the Company had negative cash flows from operating activities of $100 for the year ended December 31, 2017. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

ITEM 8: Financial Statements and Supplementary Data

ECARD INC. (f/k/a/ The Enviromart Companies, Inc.)

FINANCIAL STATEMENTS

December 31, 2017 and 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:	The Board of Directors and Stockholders of

ECARD INC. (f/k/a/ The Enviromart Companies, Inc.)

Opinion on the Financial Statements

We have audited the accompanying balance sheet of ECARD INC. (the Company) as of December 31, 2017, and the related statement of operations, stockholders’ deficit, and cash flows for the year ended December 31, 2017, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the year ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company had incurred substantial losses during the year, and has a working capital deficit, which raises substantial doubt about its ability to continue as a going concern. Management’s plan in regards to these matters are described in Note 3. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WWC, P.C.

Certified Public Accountants

San Mateo, CA

April 2, 2018

We have served as the Company’s auditor since November 2, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

The Enviromart Companies, Inc.

We have audited the accompanying balance sheet of The Enviromart Companies, Inc. (“the Company”) as of December 31, 2016 and the related statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Enviromart Companies, Inc. as of December 31, 2016, and the results of its operations and its cash flows for the year ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT

April 14, 2017

ECARD INC.

(fka:The Enviromart Comanies, Inc.)

Balance Sheets

December 31, 2017 and 2016

	2017	2016

ASSETS

Current Assets
Cash	$-	$100

Total Current Assets	-	100

TOTAL ASSETS	$-	$100

LIABILITIES AND STOCKHOLDERS’ EQUITY

Due to related parties	47,344	-
Total Current Liabilities	47,344	-
Total Liabilities	47,344	-

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $0.0001 par value, 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value, 250,000,000 shares authorized; 49,511,775 and 49,861,775 shares issued and outstanding at December 31, 2017 and 2016, respectively	4,951	4,986
Common stock to be issued, 0 shares and 200,000 shares issuable at December 31, 2017 and 2016, respectively	-	20
Additional paid-in capital	1,059,873	1,027,291
Accumulated deficit	(1,112,168)	(1,032,197)
Total Stockholders’ Equity	(47,344)	100

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$-	$100

See accompanying notes to the financial statements

ECARD INC.

(fka:The Enviromart Comanies, Inc.)

Statements of Operations

For the Years ended December 31, 2017 and 2016

	2017	2016

Sales - Net	$-	$-

Operating Expenses
General and Administrative	79,071	153,673

Loss from operations	(79,071)	(153,673)

Other Income (expense)
Gain on Settlement of Accounts Payable	-	2,895

Net Loss from Continuing Operations	(79,071)	(150,778)

Income (Loss) from discontinued operations	-	(95,523)
Gain on disposition of discontinued operations	-	1,328,175
Net Income (Loss) from Discontinued Operations	-	1,232,652

Income tax	900	-

Net Income (loss)	$(79,971)	$1,081,874

Net Loss per share of common stock (basic and diluted) continuing operations	$(0.00)	$(0.00)

Net Income (Loss) per share of common stock (basic and diluted) discontinued operations	$-	$0.03

Net Income (Loss) per share of common stock (basic and diluted)	$(0.00)	$0.02

Weighted average number of shares outstanding – basic and diluted	49,869,568	49,246,887

See accompanying notes to these financial statements

ECARD INC.

(fka:The Enviromart Comanies, Inc.)

Statements of Stockholders’ Equity (Deficit)

For the Years ended December 31, 2017 and 2016

	Common Stock Issued		Common Stock to be Issued		Additional
	No.		No.		Paid
	of	Par	of	Par	in	Accumulated
	Shares	Value	Shares	Value	Capital	Deficit	Total
Balance at January 1, 2016	48,419,275	4,842	2,100,000	210	1,015,597	(2,114,071)	(1,093,422)
Issuance of issuable shares	2,000,000	200	(2,000,000)	(200)	-		-
Shares issued for services	10,000,000	1,000			59,000		60,000
Private placement of common stock	2,100,000	210	100,000	10	22,280		22,500
Retirement of common stock	(13,657,500)	(1,366)			(75,191)		(76,557)
Shares issued for settlement of liabilities	1,000,000	100			5,505		5,605
Contributed capital - related party					100		100
Net Income						1,081,874	1,081,874
Balance at December 31, 2016	49,861,775	4,986	200,000	20	1,027,291	(1,032,197)	100
Issuance of shares for subscriptions in prior years	200,000	20	(200,000)	(20)		-	-
Cancellation of Shares	(550,000)	(55)			55		-
Expenses paid by former shareholders					32,527		32,527
Net loss						(79,971)	(79,971)
Balance at December 31, 2017	49,511,775	4,951	-	-	1,059,873	(1,112,168)	(47,344)

See accompanying notes to these financial statements

ECARD INC.

(fka:The Enviromart Comanies, Inc.)

Statements of Cash Flows

For the Years ended December 31, 2017 and 2016

	2017	2016

Cash Flows from Operating Activities
Net Income (loss)	$(79,971)	$1,081,874
Adjustments to reconcile net loss to net cash used in operating activities:
Net loss from discontinued operations	-	95,523
Gain on disposition of discontinued operations	-	(1,328,175)
Common stock issued for services	-	60,000
Gain on settlement of accounts payable	-	(2,895)
Expenses paid by third party	-	49,256
Expenses paid by former shareholder	32,527	-
Expenses paid by current shareholder	47,344	-
Increase in accounts payable and accrued expenses	-	8,390
Net cash used in continuing operating activities	(100)	(36,027)
Net cash used in discontinued operating activities	-	(5,648)
Net cash used in operating activities	(100)	(41,675)

Cash Flows from Financing Activities
Proceeds of capital contributions - related party	-	100
Issuance of common stock for cash	-	22,500
Net cash provided by continuing financing activities	-	22,600
Net cash provided by discontinued financing activities	-	2,432
Net cash provided by financing activities	-	25,032

Decrease in Cash and Cash equivalents	(100)	(16,643)

Cash and Cash Equivalents—Beginning of Period	100	16,743
Cash and Cash Equivalents—End of Period	$-	$100

Supplemental Disclosures
Cash paid for interest	$-	$100
Cash paid for taxes	900	-

Non-Cash Investing and Financing Activities
Retirement of treasury stock	$-	$76,557
Liabilities paid with common stock	$-	$8,500
Subscription payable	$-	$200

See accompanying notes to these financial statements

ECARD INC.

(fka:The Enviromart Comanies, Inc.)

Notes to Financial Statements

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

The above described purchase and sale transaction closed on July 21, 2016, effective April 1, 2016, and was approved by a majority of the Company’s shareholders by written consent on May 4, 2016. As a result of the completion of the purchase and sale transaction, the Company’s operating business has been discontinued.

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

Accordingly, the Company now has only minimal assets and liabilities, did not have any substantial business operations; accordingly, there were no significant revenues or positive cash flows the year ended December 31, 2017. Management’s efforts are focused on seeking out a new and profitable operating business with strong growth potential. From and after the sale, unless and until the Company completes an acquisition, its expenses are expected to consist solely of legal, accounting and compliance costs, including those related to complying with reporting obligations under the Securities and Exchange act of 1934.

ECARD INC.

(fka:The Enviromart Comanies, Inc.)

Notes to Financial Statements

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates and Assumptions

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

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

Concentration of Risk

Deposits made at financial institutions in the United States are subject to federally depository insurance maximum; deposits in excess of the amount are subject to concentrations of credit risk of the financial institution; however, Management believe that financial institutions located in the US are unlikely to become insolvent.

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

Basic and Diluted Earnings (Loss) Per Share

Basic earnings per share is based on the weighted average number of common shares outstanding. Diluted earnings per share is based on the weighted average number of common shares outstanding and dilutive common stock equivalents. Basic earnings per share is computed by dividing net income/loss available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Weighted average number of shares used to calculate basic and diluted loss per share is considered the same as the effect of dilutive shares is anti-dilutive for all periods presented. There were no potentially dilutive or anti-dilutive securities during the periods ended December 31, 2017, and 2016.

Revenue Recognition

Revenue is recognized across all segments of the business when there is persuasive evidence of an arrangement, delivery has occurred, price has been fixed or is determinable, and collectability is reasonably assured. Revenue is recognized at the time title passes and risk of loss is transferred to customers. The Company did not earn revenues during the year ended December 31, 2017.

Discontinued Operations

Per the guidance at ASU 2014-10, the Company has presented discontinued operations related to the transfer of the former operating subsidiary (see Note 7) in the period in which either the discontinued operation has been disposed of or classified as held for sale.

ECARD INC.

(fka:The Enviromart Comanies, Inc.)

Notes to Financial Statements

Stock-Based Compensation

The Company expenses all stock-based payments to employees and non-employee directors based on the grant date fair value of the awards over the requisite service period, adjusted for estimated forfeitures.

Recently Issued Financial Accounting Standards

In January 2017, the Financial Accounting Standard Board (“FASB”) issued guidance, which simplifies the accounting for goodwill impairment. The updated guidance eliminates Step 2 of the impairment test, which requires entities to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value.

In August 2017, the FASB issued guidance, which amends the existing accounting standards for derivatives and hedging. The amendment improves the financial reporting of hedging relationships to better represent the economic results of an entity’s risk management activities in its financial statements and made certain targeted improvements to simplify the application of the hedge accounting guidance in current U.S. GAAP.

In January 2017, the FASB issued guidance, which amended the existing accounting standards for business combinations. The amendments clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses.

In November 2016, the FASB issued guidance, which addresses the presentation of restricted cash in the statement of cash flows.  The guidance requires entities to present the changes in the total of cash, cash equivalents, restricted cash, and restricted cash equivalents in the statement of cash flows. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows.

In October 2016, the FASB issued guidance, which amends the existing accounting for Intra-Entity Transfers of Assets Other Than Inventory. The guidance requires an entity to recognize the income tax consequences of intra-entity transfers, other than inventory, when the transfer occurs. It also requires modified retrospective transition with a cumulative catch-up adjustment to opening retained earnings in the period of adoption.

In August 2016, the FASB issued guidance, which amends the existing accounting standards for the classification of certain cash receipts and cash payments on the statement of cash flows.

In June 2016, the FASB issued guidance, which requires credit losses on financial assets measured at amortized cost basis to be presented at the net amount expected to be collected, not based on incurred losses. Further, credit losses on available-for-sale debt securities should be recorded through an allowance for credit losses limited to the amount by which fair value is below amortized cost.

In February 2016, the FASB issued guidance, which amends the existing accounting standards for leases. Consistent with current guidance, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification. Under the new guidance, a lessee will be required to recognize assets and liabilities for all leases with lease terms of more than twelve months.

In January 2016, the FASB issued guidance, which amends the existing accounting standards for the recognition and measurement of financial assets and financial liabilities. The guidance primarily addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments.

The Company is currently assessing the financial impact of the above recently issued accounting pronouncements.

NOTE 3. GOING CONCERN

During the year ended December 31, 2017, the Company has been unable to generate cash flows sufficient to support its operations and has been dependent on capital contributions prior controlling shareholders, and related party advances from the current controlling shareholder. In addition, the Company has experienced recurring net losses, and has an accumulated deficit of $1,112,168, and working capital deficit of $47,344 as of December 31, 2017.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

ECARD INC.

(fka:The Enviromart Comanies, Inc.)

Notes to Financial Statements

There can be no assurance that sufficient funds required during the next year or thereafter will be generated from any future operations or that funds will be available from external sources such as debt or equity financings or other potential sources.  If the Company is unable to raise capital from external sources when required, there would be a material adverse effect on its business.  Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company’s existing stockholders. Management is now seeking an operating company with which to merge or acquire. In the foreseeable future, the Company will rely on related parties such as its controlling shareholder, to provide advances to funds general corporate purposes and any potential acquisitions of profitable investments. There is no assurance, however, that the Company will achieve its objectives or goals.

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

During the year ended December 31, 2017, the Company’s previous controlling shareholder paid expenses on behalf of the Company in the amount of $32,527. This amount has been credited additional paid-in capital as contribution paid shareholder.

During the year ended December 31, 2017, the Company’s current controlling shareholder paid expenses on behalf of the Company in the amount of $47,344. This amount has been recorded as amount due to related party. The balance is unsecured, non-interest bearing, and due on demand with no specified repayment schedule.

NOTE 5. STOCKHOLDERS’ EQUITY

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

Cancellation of Shares

On October 6, 2017, two shareholders submitted three certificates for cancellation. The shares cancelled shares totaled 550,000.

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

ECARD INC.

(fka:The Enviromart Comanies, Inc.)

Notes to Financial Statements

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

The loss from discontinued operations presented in the statement of operations for the year December 31, 2016 consisted of the following:

Year Ended
December 31, 2016
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

NOTE 8. INCOME TAXES

The Company is subject to U.S. federal and New Jersey income tax laws. The company incurred operating loses in 2017 and 2016. In 2016, the Company had previously recorded deferred tax assets based on net operating losses; however, the Company provided 100% valuation allowance against those assets. In 2017, the Company continued to incur net operating losses; however, at the time of this report, management has not determined when it would generate taxable profits; accordingly, management has not recognized additional deferred tax assets for the year ended December 31, 2017.

The Company recorded and paid annual minimum state franchise tax which has been expensed to its result of operations for the year ended December 31, 2017.

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (the “Act”) resulting in significant modifications to existing law. The Company has considered the accounting impact of the effects of the Act during the year ended December 31, 2017 including a reduction in the corporate tax rate from 34% to 21% among other changes.

NOTE 9. SUBSEQUENT EVENTS

The Company evaluates subsequent events that have occurred after the balance sheet date but before the financial statements are issued. There are two types of subsequent events: (1) recognized, or those that provide additional evidence with respect to conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements, and (2) non-recognized, or those that provide evidence with respect to conditions that did not exist at the date of the balance sheet but arose subsequent to that date.

The Company has evaluated subsequent events through the date the financial statements were issued and up to the time of filing with the Securities and Exchange Commission and has determined that were no material subsequent events that came to management’s attention that required disclosure.

ITEM 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

As disclosed in our Current Report on Form 8-K, filed on November 10, 2017, we dismissed Sadler, Gibb & Associates, LLC as our independent registered public accountants and engaged WWC, P.C., effective November 8, 2017, to act as our independent registered public accountants. There were no disagreements with Sadler, Gibb & Associates, LLC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures.

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

Under the supervision and with the participation of our management, including our president and controller, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, our president and treasurer concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures were not effective, based on having insufficient resources to establish an effective control and procedures environment during 2017. Although we do have a subcontracted outside accountant, there is not enough personnel to establish proper controls and procedures with checks and balances at this time

A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. We believe our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.

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

Our President evaluated the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013). Based on this evaluation, our President concluded that, as of December 31, 2017, our internal control over financial reporting were not effective, based on having insufficient resources to establish an effective control environment during 2017.

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

ITEM 9B: Other Information

On October 23, 2017, Wayne Tsao was appointed as the Company’s Chief Exective Officer, President and Chairman of the Board.

On October 23, 2017 Ms. Charlene Cheng was appointed as the Company’s Chief Financial Officer and as a director of the Board.

PART III

ITEM 10: Directors, Executive Officers, and Corporate Governance

Directors and Executive Officers

Name	Position
Wayne Tsao	Director, Chairman, Chief Executive Officer and President
Charlene Cheng	Director, Chief Financial Officer

Mr. Wayne Tsao has extensive experience in the Financial Industry. From 2013 to 2015, he worked in Provider Relation Department of Centerlight Healthcare System. In 2012, Mr. Tsao worked for First Data Corporation, one of the largest credit card processing acquirers in the U.S. In 2015, Mr. Tsao served as the COO of Vergepay, a startup company that he has been worked with since its inception. While served as the COO of Vergepay, Mr. Tsao also worked for Sigue Corporation, a money transfer, remittance, and bill payment services provider. Mr. Tsao obtained his Bachelor of Arts in Psychology from State University of New York at Stony Brook.

Mr. Tsao does not have any family relationship with any director or executive officer of the Company and has not been involved in any transaction with the Company during the past two years that would require disclosure under Item 404(a) of Regulation S-K.

Ms. Charlene Cheng is a veteran in the Financial Industry. She currently serves as the Chief Financial Officer of Eastone Capital LLC, a full service real estate investment company. From 2007 to 2014, she was a senior associate of Deloitte Financial Advisory Services. From 2005 to 2007, she was the Asset Manager of Related Management. Ms. Cheng obtained her Bachelor of Art in Economics from National Tsing Hua University and her Master of Business Administration from Case Western Reserve University.

Ms. Cheng does not have any family relationship with any director or executive officer of the Company and has not been involved in any transaction with the Company during the past two years that would require disclosure under Item 404(a) of Regulation S-K.

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

If we do establish a Nominating Committee, we will disclose this change to our procedures in recommending nominees to our Board.

Audit Committee

We have not established an Audit Committee because, given that we presently have only one director and one executive officer, we believe that we are able to effectively manage the issues normally considered by an Audit Committee.

ITEM 11: Executive Compensation

All Compensation

No deferred compensation or long-term incentive plan awards were issued or granted to our management during the years ended December 31, 2017 or 2016. Furthermore, no member of our management has been granted any option or stock appreciation rights; accordingly, no tables relating to such items have been included within this Item. The following table sets forth the aggregate compensation paid by our Company for services rendered during the periods indicated:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total Earnings ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

George R. Adyns, President and CFO(1)	2016	39,231	-	-	-	-	-	-	39,231
	2017
Laurence H. King, Chairman(2)	2016	-	-	-	-	-	-	-	-
	2017
Wayne Tsao	2017	-	-	-	-	-	-	-	-
CEO(3)
Charlene Cheng	2017	-	-	-	-	-	-	-	-
CFO(4)

(1) George R. Adyns became our CFO on January 2, 2015 and President on April 24, 2015. He resigned as a director on March 23, 2016.

(2) Laurence H. King became Chairman of the Company effective February 16, 2016. Mr. King resigned as Chairman of the Company on October 23, 2017.

(3) Wayne Tsao became CEO of the Company, effective October 13, 2017.

(4) Charlene Cheng became CFO of the Company effective October 23, 2017.

Outstanding Equity Awards at Fiscal Year-End

None, not applicable.

Compensation of Directors

There are no standard arrangements pursuant to which our directors are compensated for any services provided as director, including services for committee participation or for special assignments. Our directors received no compensation for service as directors for the year ended December 31, 2017.

ITEM 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

The following table sets forth the ownership by (i) any person known to us to be the beneficial owner of more than five percent (5%) of any of our outstanding voting securities and (ii) members of our management as of December 31, 2017. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. The persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based upon 49,511,775 shares of common stock outstanding at that date.

Beneficial Owners

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership		Percent of Class

Eastone Equities LLC	Common Stock	44,566,412	Direct	90%

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

On October 5, 2017, the Company entered into the SPA with Eastone Equities and certain selling stockholders, pursuant to which Eastone Equities acquired 44,566,412 shares of common stock of the Company from Sellers for an aggregate purchase price of $295,000. The transaction contemplated in the SPA closed on October 9, 2017. The Shares represent approximately 90% of issued and outstanding common stocks of the Company. The transaction has resulted in a change in control of the Company.

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

In light of the discontinuation of funding, our Board spent approximately one month assessing the operating company’s current business and funding prospects, including whether to transfer the operating subsidiary to Michael R. Rosa, our founder and a significant shareholder, in accordance with that certain Agreement between the Company, Mr. Rosa and Mr. Shefts, dated July 14, 2014 (“Break-up Agreement”). The Break-up Agreement was disclosed in the Company’s Current Report on Form 8-K filed July 18, 2014, which is incorporated herein by this reference.

Our Board concluded that the discontinuation of funding would have a material adverse effect on our business, financial condition and results of operation, as it did not believe that it would be able to timely secure funding to replace the discontinued Inventory Financing.

On March 17, 2016, our Board approved the sale of our sole operating subsidiary, Enviromart Industries, Inc., to Michael R. Rosa, our founder and a significant shareholder, as contemplated by that certain Agreement between us, Mr. Rosa and Mark Shefts, dated July 14, 2014 (“Break-up Agreement”). The Break-up Agreement was originally disclosed in our Current Report on Form 8-K filed July 18, 2014, which is incorporated herein by this reference.

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

On March 23, 2016, Mr. George Adyns resigned from our Board, but remained as President, Secretary and CFO until the closing of the purchase and sale transaction, at which time he resigned from all offices held by him.

On July 19, 2016, the Company issued 5,000,000 shares valued at $30,000 to a related party in consideration for his agreement to fund the Company’s audit and accounting fees and to provide office space for the Company.

During the year ended December 31, 2017, the Company’s current controlling shareholder paid expenses on behalf of the Company in the amount of $47,344. This amount has been recorded as amount due to related party. The balance is unsecured, non-interest bearing, and due on demand with no specified repayment schedule.

Promoters and Certain Control Persons

See the heading “Transactions with Related Persons” above.

Director Independence

Currently, we have no independent directors serving on our Board of Directors.

ITEM 14: Principal Accounting Fees and Services

The following is a summary of the fees billed to us by our principal accountants during the fiscal years ended December 31, 2017 and 2016:

Fee Category	2017	2016
Audit Fees	$34,405	$35,152
Audit related Fees	-	-
Tax Fees	-	-
All other Fees	-	-
Total Fees	$34,405	$35,152

Audit Fees - Consists of fees for professional services rendered by our principal accountants for the audit of our annual financial statements and review of the financial statements included in our Forms 10-Q or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

Audit-related Fees - Consists of fees for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of our financial statement

s and are not reported under “Audit fees.”

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

PART IV

ITEM 15: Exhibits, Financial Statement Schedules

(a)(1)(2) Financial Statements. See the audited financial statements for the year ended December 31, 2017 contained in Item 8 above which are incorporated herein by this reference.

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

ECARD, INC.

Date:	April 4, 2018	By:	/s/ Wayne Tsao
Wayne Tsao
		Title:	Chairman, President and CEO

Date:	April 4, 2018	By:	/s/ Charlene Cheng
Charlene Cheng
		Title:	Chief Financial Officer

