Form 10-Q
period 2018-03-31
ECARD INC.
filed 2018-05-15
CIK 1552743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                            to

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: The number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of May 11, 2018
Common Capital Voting Stock, $0.0001 par value per share	49,511,775

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

ECARD INC.

PART I- FINANCIAL INFORMATION

ECARD INC.

(f/k/a/ The Enviromart Companies, Inc.)

Unaudited Condensed Financial Statements

March 31, 2018 and December 31, 2017

1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:	The Board of Directors and Stockholders of
ECARD INC. (f/k/a/ The Enviromart Companies, Inc.)

Results of Review of Financial Statements

We have reviewed the accompanying condensed balance sheet of ECARD INC. (f/k/a/ The Enviromart Companies, Inc.) as of March 31, 2018, the related condensed statements of operations and comprehensive loss for the three month periods ended March 31, 2018 and 2017, and the condensed statements of cash flows for the three month periods ended March 31, 2018 and 2017, including the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the balance sheet of the Company as of December 31, 2017, and the related statements of operations, comprehensive loss, changes in shareholders’ equity and cash flows for the year then ended (not presented herein), and in our report dated April 2, 2018, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 2017 is fairly stated in all material respects in relation to the financial statements from which it has been derived.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company had incurred substantial losses during the period, and has a working capital deficit, which raises substantial doubt about its ability to continue as a going concern. Management’s plan in regards to these matters are described in Note 3. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Review Results

These interim financial statements are the responsibility of the Company’s management. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB. We conducted our review in accordance with the standards of the PCAOB. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

WWC, P.C.

Certified Public Accountants

San Mateo, CA

May 15, 2018

ECARD INC.

(f/k/a The Enviromart Companies, Inc.)

Unaudited Condensed Balance Sheets

March 31, 2018 and December 31, 2017

	March 31, 2018	December 31, 2017
	(unaudited)

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Accounts payable	4,143	-
Due to related parties	47,952	47,344
Accrued liabilities	3,000	-
Total Current Liabilities	55,095	47,344

Total Liabilities	55,095	47,344

Stockholders’ Deficiency
Preferred stock, $0.0001 par value, 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value, 250,000,000 shares authorized; 49,511,775 and 49,511,775 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	4,951	4,951
Additional paid-in capital	1,059,873	1,059,873
Accumulated deficit	(1,119,919)	(1,112,168)
Total Stockholders’ Deficiency	(55,095)	(47,344)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$-	$-

ECARD INC.

(f/k/a The Enviromart Companies, Inc.)

Unaudited Condensed Statements of Operations and Comprehensive Loss

For the Three Months ended March 31, 2018 and 2017

	For the Three Months Ended March 31,
	2018	2017

Sales – Net	$-	$-

Operating expenses
General and administrative	7,751	8,818

Loss from operations	(7,751)	(8,818)

Other income (expense)	-	-

Income tax	-	-

Net loss	$(7,751)	$(8,818)

Other comprehensive income/(loss)	-	-

Comprehensive loss	$(7,751)	$(8,818)

Net Loss per share of common stock – basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding – basic and diluted	49,511,775	49,861,775

See accompanying notes to these financial statements

	For the Three Months Ended March 31,
	2018	2017

Cash Flows from Operating Activities
Net loss	$(7,751)	$(8,818)
Adjustments to reconcile net loss to net cash used in operating activities:
Expenses paid by shareholders	608	4,196
Increase in accounts payable and accrued expenses	7,143	4,612
Net cash used in operating activities	-	(10)

Decrease in Cash and Cash equivalents	-	(10)

Cash and Cash Equivalents—Beginning of Period	-	100
Cash and Cash Equivalents—End of Period	$-	$90

Supplemental Disclosures
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

See accompanying notes to these financial statements

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

Currently, the Company only possesses minimal assets and liabilities, and did not have any substantial business operations; accordingly, there were no significant revenues or positive cash flows for the three months ended March 31, 2018. Management’s efforts are focused on seeking out a new and profitable operating business with strong growth potential. From and after the sale, unless and until the Company completes an acquisition, its expenses are expected to consist solely of legal, accounting and compliance costs, including those related to complying with reporting obligations under the Securities and Exchange act of 1934.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements of the Company have been prepared using the accrual basis of accounting and in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules of the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented herein have been reflected.

The condensed financial statements of the Company as of and for three months ended March 31, 2018 and 2017 are unaudited. In the opinion of management, all adjustments (including normal recurring adjustments) have been made that are necessary to present fairly the financial position of the Company as of March 31, 2018, the results of its operations for the three months ended March 31, 2018 and 2017, and its cash flows for the three months ended March 31, 2018 and 2017. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full fiscal year. The condensed balance sheet at December 31, 2017 has been derived from the Company’s audited financial statements included in the Form 10-K for the year ended December 31, 2017.

The statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and other information included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as filed with the SEC.

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

Basic and Diluted Earnings (Loss) Per Share

Basic earnings per share is based on the weighted average number of common shares outstanding. Diluted earnings per share is based on the weighted average number of common shares outstanding and dilutive common stock equivalents. Basic earnings per share is computed by dividing net income/loss available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Weighted average number of shares used to calculate basic and diluted loss per share is considered the same as the effect of dilutive shares is anti-dilutive for all periods presented. There were no potentially dilutive or anti-dilutive securities during the three months ended March 31, 2018.

Revenue Recognition

Revenue is recognized across all segments of the business when there is persuasive evidence of an arrangement, delivery has occurred, price has been fixed or is determinable, and collectability is reasonably assured. Revenue is recognized at the time title passes and risk of loss is transferred to customers. The Company did not earn revenues during the three months ended March 31, 2018.

Stock-Based Compensation

The Company expenses all stock-based payments to employees and non-employee directors based on the grant date fair value of the awards over the requisite service period, adjusted for estimated forfeitures.

Recently Issued Financial Accounting Standards

In February 2018, the FASB issued ASU No. 2018-02, “Income Statement — Reporting Comprehensive Income (Topic 220) — Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” This ASU permits a reporting entity to reclassify the income tax effects of Tax Legislation on items within accumulated other comprehensive income to retained earnings.

In August 2017, the FASB issued ASU No. 2017-12, “Derivatives and Hedging (Topic 815) — Targeted Improvements to Accounting for Hedging Activities.” The ASU amends certain rules for hedging relationships, expands the types of strategies that are eligible for hedge accounting treatment to more closely align the results of hedge accounting with risk management activities and amends disclosure requirements related to fair value and net investment hedges.

In February 2017, the FASB issued ASU No. 2017-05, “Other Income — Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20) — Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets.” The ASU clarifies the scope of guidance applicable to sales of nonfinancial assets and also provides guidance on accounting for partial sales of such assets.

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

The Company does not believe that the adoption of the above recently issued accounting pronouncements financial will have material impact to the company’s financial condition, results of operations, or cash flows.

NOTE 3. GOING CONCERN

During the three months ended March 31, 2018, the Company has been unable to generate cash flows sufficient to support its operations and has been dependent on capital contributions from prior controlling shareholders, and related party advances from the current controlling shareholder. In addition, the Company has experienced recurring net losses, and has an accumulated deficit of $1,119,919, and working capital deficit of $55,095 as of March 31, 2018.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

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

NOTE 4. RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2018, the Company’s controlling shareholder paid expenses on behalf of the Company in the amount of $608. This amount has been recorded as amount due to related party. As of March 31, 2018 and December 31, 2017, the outstanding balance was $47,952 and $47,344, respectively. The balance is unsecured, non-interest bearing, and due on demand with no specified repayment schedule.

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

NOTE 7. INCOME TAXES

The Company is subject to U.S. federal and New Hampshire income tax laws. The company incurred operating loses in the 2018 and 2017. At the time of this report, management has not determined when it would generate taxable profits; accordingly, management has not recognized additional deferred tax assets for the year ended December 31, 2017 and for the three-month ended March 31, 2018

The Company recorded and paid annual minimum state franchise tax which has been expensed to its result of operations for the year ended December 31, 2017 and for the three-month ended March 31, 2018.

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (the “Act”) resulting in significant modifications to existing law. The Company has considered the accounting impact of the effects of the Act including a reduction in the corporate tax rate from 34% to 21% among other changes.

NOTE 8. SUBSEQUENT EVENTS

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

On January 2, 2015, the Company’s business was operated through its wholly-owned subsidiary, EnviroPack Technologies, Inc. Effective on or about January 15, 2015, the Company changed its name to The Enviromart Companies, and the Company’s wholly- owned subsidiary, EnviroPack Technologies, Inc., changed its name to Enviromart Industries, Inc.

On October 23, 2017, the Company, with the unanimous approval of its Board by written consent in lieu of a meeting, has changed its name to “ECARD INC.”, effective as of October 23, 2017, pursuant to the filing of the another Certificate of Amendment (the “Second Certificate of Amendment”) with the Secretary of State of Delaware.

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

Results of Operations

For the three months ended March 31, 2018, we had net loss of approximately $7,751 as compared to net income of approximately $8,818 for the three months ended March 31, 2017. The increase in loss was due primarily to the Company’s inability to generate sufficient cash flows. This loss is not expected to recur in subsequent periods. Unless and until the Company completes the acquisition of an operating business, the Company’s expenses are expected to consist of the legal, accounting and administrative costs of maintaining a public company.

Recent Developments

None.

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

Income Taxes

Income taxes are provided in accordance with FASB ASC 740 “Accounting for Income Taxes”. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. As of March 31, 2018, all deferred tax assets continue to be fully reserved.

Liquidity and Capital Resources

As of March 31, 2018, the Company had minimal cash.

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

If we need to raise additional funds, we intend to do so through equity and/or debt financing. Going Concern Consideration

During the three months ended March 31, 2018, the Company has been unable to generate cash flows sufficient to support its operations and has been dependent on capital contributions made by a significant stockholder. In addition, the Company has experienced recurring net losses, and has an accumulated deficit of $1,119,919 as of March 31, 2018. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

		Incorporated by Reference
Exhibit	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
3.1	Certificate of Incorporation, as amended		10-Q		3.1	01/23/2015
3.2	By-Laws		10		3.2	07/09/2012
4.1	Specimen Stock Certificate		10		4.1	07/09/2012
10.6	Agreement between Mark Shefts, registrant and Michael Rosa dated July 14, 2014		10-Q	09/30/2014	10.6	11/19/2014
10.7	Amended and Restated Promissory Note with Rushcap Group effective May 29, 2015		10-Q	06/30/2015	10.7	08/14/2015
10.8	Amended and Restated Purchase Order Financing Agreement with Rushcap Group effective May 29, 2015		10-Q	06/30/2015	10.8	08/14/2015
10.9	First Amended and Restated Convertible Note with Shefts Family LP dated January 21, 2015		10-Q	03/31/2014	10.9	01/23/2015
10.10	Convertible Note with Michael R. Rosa dated January 21, 2015		10-Q	03/31/2014	10.10	01/23/2015
10.11	Stock Purchase and Sale between Registrant, Enviromart Industries, Inc. and Michael R. Rosa, dated March 21, 2016		10-K	12/31/2015	10.11	04/14/2016
10.12	Stock Purchase and Sale between Registrant, The Enviromart Companies, Inc., Eastone Equities, LLC and certain Selling Shareholders dated October 5, 2017		8-K	12/31/2017	10.1	10/13/2017
31.1	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**	X
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

** Furnished, not filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.

ECARD, INC.

By:	/s/ Wayne Tsao
Name: Wayne Tsao
Title: CEO

Dated: May 15, 2018

