Form 10-Q
period 2018-06-30
ECARD INC.
filed 2018-08-14
CIK 1552743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

The number of shares outstanding of each of the Registrant’s classes of common equity, as August 7, 2018 is:

Class	Outstanding as of August 7, 2018
Common Stock, $0.0001 par value per share	49,511,775

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

June 30, 2018 and December 31, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:	The Board of Directors and Stockholders of

ECARD INC. (f/k/a/ The Enviromart Companies, Inc.)

Results of Review of Financial Statements

We have reviewed the accompanying condensed balance sheet of ECARD INC. (f/k/a/ The Enviromart Companies, Inc.) as of June 30, 2018, the related condensed statements of operations and comprehensive loss for the three and six months periods ended June 30, 2018 and the condensed statements of cash flows for the six month periods ended June 30, 2018, including the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

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

WWC, P.C.

Certified Public Accountants

San Mateo, CA

August 13, 2018

ECARD INC.

(f/k/a The Enviromart Companies, Inc.)

Unaudited Condensed Balance Sheets

June 30, 2018 and December 31, 2017

	June 30,	December 31,
	2018	2017
	(unaudited)

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Accounts payable	15	-
Due to related parties	59,774	47,344
Accrued Liability	3,000	-
Total Current Liabilities	62,789	47,344

Total Liabilities	62,789	47,344

Stockholders’ Deficiency
Preferred stock, $0.0001 par value, 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value, 250,000,000 shares authorized; 49,511,775 and 49,511,775 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	4,951	4,951
Additional paid-in capital	1,059,873	1,059,873
Accumulated deficit	(1,127,613)	(1,112,168)
Total Stockholders’ Deficiency	(62,789)	(47,344)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$-	$-

See accompanying notes to the financial statements

ECARD INC.

(f/k/a The Enviromart Companies, Inc.)

Unaudited Condensed Statements of Operations and Comprehensive Loss

For the Three and Six Months ended June 30, 2018 and 2017

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Sales - Net	$-	$-	$-	$-

Operating expenses
General and administrative	7,694	18,168	15,445	26,986

Loss from operations	(7,694)	(18,168)	(15,445)	(26,986)

Other income (expense)	-	-	-	-

Income tax	-	-	-	-

Net loss	$(7,694)	$(18,168)	$(15,445)	$(26,986)

Net Loss per share of common stock – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding – basic and diluted	49,511,775	49,976,061	49,511,775	49,919,234

See accompanying notes to the financial statements

ECARD INC.

(f/k/a The Enviromart Companies, Inc.)

Unaudited Condensed Statements of Cash Flows

For the Six Months ended June 30, 2018 and 2017

	For the Six Months Ended June 30,
	2018	2017

Cash Flows from Operating Activities
Net loss	$(15,445)	$(26,986)
Adjustments to reconcile net loss to net cash used in operating activities:
Expenses paid by shareholders	12,430	27,211
Increase in prepaid expenses	-	(250)
Increase in accounts payable and accrued expenses	3,015	25
Net cash used in operating activities	-	-

Decrease in Cash and Cash equivalents	-	-

Cash and Cash Equivalents—Beginning of Period	-	100
Cash and Cash Equivalents—End of Period	$-	$100

Supplemental Disclosures
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-Cash Investing and Financing Activities
Issuance of issuable shares	$-	$200

See accompanying notes to the financial statements

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

On October 5, 2017, the Company entered into a Stock Purchase Agreement (the “SPA”) with Eastone Equities, LLC, a New York limited liability company (the “Purchaser”) and certain selling stockholders, pursuant to which the Purchaser acquired 44,566,412 shares of common stock of the Company from Sellers for an aggregate purchase price of $295,000. The transaction contemplated in the SPA closed on October 9, 2017. The Shares represent approximately 90% of the issued and outstanding shares of common stock of the Company. The transaction resulted in a change in control of the Company.

On October 23, 2017, the Company, with the unanimous approval of its board of directors by written consent in lieu of a meeting, filed a with the Secretary of State of Delaware. As a result, the Company changed its name to “ECARD INC.”, effective as of October 23, 2017.

On July 6, 2018, the Company made a submission with FINRA and requested a change of ticker symbol from “EVRT” to “ECRD”. The Company’s common stock is currently quoted on the OTC market (OTCPINK), under the symbol “ECRD”.

Currently, the Company only possesses minimal assets and liabilities, and does not have any substantial business operations; accordingly, there were no significant revenues or positive cash flows for the six months ended June 30, 2018. Management’s efforts are focused on seeking out a new and profitable operating business with strong growth potential. From and after the sale, unless and until the Company completes an acquisition, its expenses are expected to consist solely of legal, accounting and compliance costs, including those related to complying with reporting obligations under the Securities and Exchange act of 1934.

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

The condensed financial statements of the Company as of and for the six months ended June 30, 2018 and 2017 are unaudited. In the opinion of management, all adjustments (including normal recurring adjustments) have been made that are necessary to present fairly the financial position of the Company as of June 30, 2018, the results of its operations for the three and six months ended June 30, 2018 and 2017, and its cash flows for the six months ended June 30, 2018 and 2017. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full fiscal year. The condensed balance sheet at December 31, 2017 has been derived from the Company's audited financial statements included in the Form 10-K for the year ended December 31, 2017.

The statements and related notes have been prepared pursuant to the rules and regulations of the SEC. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and other information included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as filed with the SEC.

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

Basic and Diluted Earnings (Loss) Per Share

Basic earnings per share is based on the weighted average number of common shares outstanding. Diluted earnings per share is based on the weighted average number of common shares outstanding and dilutive common stock equivalents. Basic earnings per share is computed by dividing net income/loss available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Weighted average number of shares used to calculate basic and diluted loss per share is considered the same as the effect of dilutive shares is anti-dilutive for all periods presented. There were no potentially dilutive or anti-dilutive securities during the six months ended June 30, 2018.

Revenue Recognition

Revenue is recognized across all segments of the business when there is persuasive evidence of an arrangement, delivery has occurred, price has been fixed or is determinable, and collectability is reasonably assured. Revenue is recognized at the time title passes and risk of loss is transferred to customers. The Company did not earn revenues during the six months ended June 30, 2018.

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

NOTE 3. GOING CONCERN

During the six months ended June 30, 2018, the Company has been unable to generate cash flows sufficient to support its operations and has been dependent on capital contributions from prior controlling shareholders, and related party advances from the current controlling shareholder. In addition, the Company has experienced recurring net losses, and has an accumulated deficit of $1,127,613 and working capital deficit of $62,789 as of June 30, 2018.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

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

NOTE 4. RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2018, the Company’s controlling shareholder paid expenses on behalf of the Company in the amount of $12,430. This amount has been recorded as amount due to related party. As of June 30, 2018 and December 31, 2017, the outstanding balance was $59,774 and $47,344, respectively. The balance is unsecured, non-interest bearing, and due on demand with no specified repayment schedule.

NOTE 5. STOCKHOLDERS’ EQUITY

Private Offering

On May 9, 2017, the Company issued 200,000 shares of common stock related to stock purchase agreements dated December 31, 2015 and January 31, 2016.

Cancellation of Shares

On October 6, 2017, two shareholders submitted three certificates for cancellation. The shares cancelled totaled 550,000.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Except as disclosed herein, we are not a party to any pending legal proceeding. To the knowledge of our management, except as disclosed herein, no federal, state or local governmental agency is presently contemplating any proceeding against us.

NOTE 7. INCOME TAXES

The Company is subject to U.S. federal tax laws. The company incurred operating losses As of June 30, 2018 and December 31, 2017. At the time of this report, management has not determined when it would generate taxable profits; accordingly, management has not recognized additional deferred tax assets for the year ended December 31, 2017 and for the six-month ended June 30, 2018.

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

The Company has evaluated subsequent events through the date the financial statements were issued and up to the time of filing with the SEC and has determined that were no material subsequent events that came to management’s attention that required disclosure.

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

On October 23, 2017, the Company, with the unanimous approval of its Board by written consent in lieu of a meeting, changed its name to “ECARD INC.”, effective as of October 23, 2017, pursuant to the filing of a Certificate of Amendment with the Secretary of State of Delaware.

On July 6, 2018, the Company made a submission with FINRA and requested a change of ticker symbol from “EVRT” to “ECRD”. The Company’s common stock is currently quoted on the OTC market (OTCPINK), under the symbol “ECRD”.

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

On March 21, 2016, the Company entered into a Stock Purchase and Sale Agreement with Michael R. Rosa and Enviromart Industries, Inc., pursuant to which the Company agreed to transfer to Mr. Rosa all the issued and outstanding capital stock of Enviromart Industries, Inc.

In consideration for the transfer of the operating subsidiary to Mr. Rosa, Mr. Rosa surrendered to us all 13,657,500 shares of the Company’s common stock then owned by him, which shares have been returned to the status of authorized and unissued shares. In addition, Mr. Rosa and Enviromart Industries, Inc. (the Company’s former sole operating subsidiary) agreed to assume and discharge any and all of the Company’s liabilities existing as the closing date, of which there were none, as all of the Company’s operations had been conducted through Enviromart Industries, Inc.

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

On October 5, 2017, the Company entered into a stock purchase agreement with Eastone Equities LLC (“Eastone Equities”) and certain selling stockholders, pursuant to which Eastone Equities acquired 44,566,412 shares of common stock of the Company from Sellers for an aggregate purchase price of $295,000. The transaction contemplated in the SPA closed on October 9, 2017. The Shares represent approximately 90% of issued and outstanding shares of common stock of the Company. The transaction resulted in a change in control of the Company.

All of the disclosures in this Quarterly Report on Form 10-Q must be viewed in light of the disposition of our sole operating subsidiary, as our operating business has been discontinued, and the value of our company is now dependent upon our ability to locate and consummate the acquisition of an operating business with strong growth potential.

Results of Operations

For the three months ended June 30, 2018, we had a net loss of approximately $7,694 as compared to a net loss of approximately $18,168 for the three months ended June 30, 2017. The decrease in loss was due primarily to decrease in operating expenses through better budget control. This loss is not expected to recur in subsequent periods. Unless and until the Company completes the acquisition of an operating business, the Company’s expenses are expected to consist of the legal, accounting and administrative costs of maintaining a public company.

Recent Developments

On July 6, 2018, the Company made a submission with FINRA and requested a change of ticker symbol from “EVRT” to “ECRD”. The Company’s common stock is currently quoted on the OTC market (OTCPINK), under the symbol “ECRD”.

Critical Accounting Policies and Significant Judgments and Estimates

The SEC issued disclosure guidance for “critical accounting policies.” The SEC defines “critical accounting policies” as those that require the application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

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

Income Taxes

Income taxes are provided in accordance with FASB ASC 740 “Accounting for Income Taxes”. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. As of June 30, 2018, all deferred tax assets continue to be fully reserved.

Liquidity and Capital Resources

As of June 30, 2018, the Company had minimal cash.

As disclosed elsewhere in the Report, on October 5, 2017, we entered into a stock purchase agreement (“SPA”) with Eastone Equities, LLC. (“Eastone”) and certain selling stockholders listed on Exhibit A to that agreement, pursuant to which we transferred to Eastone 44,566,412 shares of our issued and outstanding shares for a purchase price of $295,000. The transaction contemplated in the SPA closed on October 9, 2017 (the “Closing”) and resulted in a change of control.

Simultaneously with the Closing, Ms. Wayne Tsao was appointed as the Company’s Chief Executive Officer, President and the Chairman of the Board, and Mr. Charlene Cheng was appointed as the Chief Financial Officer and a director of the Board, all became effective on October 23, 2017.

As a result of the closing of the SPA and the resulting change of control of the Company, the Company and its new management team is focusing on seeking to acquire an operating business with strong growth potential.

The value of the Company is now dependent upon management’s ability to locate and consummate the acquisition of an operating business with strong growth potential. As of the date of filing of this Report, we have minimal cash. However, prior to completing an acquisition, our expenses will consist primarily of compliance costs associated with being a public company, and we expect these compliance costs to be substantially less than they have been historically, at least until we complete an acquisition transaction.

If we need to raise additional funds, we intend to do so through equity and/or debt financing.

Going Concern Consideration

During the six months ended June 30, 2018, the Company has been unable to generate cash flows sufficient to support its operations and has been dependent on capital contributions made by a significant stockholder. In addition, the Company has experienced recurring net losses, and has an accumulated deficit of $1,127,613 as of June 30, 2018. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in rules and forms adopted by the Securities and Exchange Commission, and that such information is accumulated and communicated to management, including the CEO and CFO, to allow timely decisions regarding required disclosures.

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

Dated: August 14, 2018