Form 10-Q
period 2018-09-30
ECARD INC.
filed 2018-11-13
CIK 1552743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒   No ☐

The number of shares outstanding of each of the Registrant’s classes of common equity, as November 5, 2018 is:

Class	Outstanding as of November 5, 2018
Common Stock, $0.0001 par value per share	49,511,775

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

September 30, 2018 and December 31, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:	The Board of Directors and Stockholders of

ECARD INC. (f/k/a/ The Enviromart Companies, Inc.)

Results of Review of Financial Statements

We have reviewed the accompanying condensed balance sheet of ECARD INC. (f/k/a/ The Enviromart Companies, Inc.) as of September 30, 2018, the related condensed statements of operations and comprehensive loss for the three and nine months periods ended September 30, 2018 and the condensed statements of cash flows for the nine month periods ended September 30, 2018, including the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

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

WWC, P.C.

Certified Public Accountants

San Mateo, CA

November 13, 2018

ECARD INC.

(f/k/a The Enviromart Companies, Inc.)

Unaudited Condensed Balance Sheets

September 30, 2018 and December 31, 2017

	September 30, 2018	December 31, 2017
	(unaudited)

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Due to related parties	70,195	47,344
Accrued Liability	3,000	-
Total Current Liabilities	73,195	47,344

Total Liabilities	73,195	47,344

Stockholders’ Deficiency
Preferred stock, $0.0001 par value, 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value, 250,000,000 shares authorized; 49,511,775 and 49,511,775 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	4,951	4,951
Additional paid-in capital	1,059,873	1,059,873
Accumulated deficit	(1,138,019)	(1,112,168)
Total Stockholders’ Deficiency	(73,195)	(47,344)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$-	$-

See accompanying notes to the financial statements

ECARD INC.

(f/k/a The Enviromart Companies, Inc.)

Unaudited Condensed Statements of Operations and Comprehensive Loss

For the Three and Nine Months ended September 30, 2018 and 2017

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Sales - Net	$-	$-	$-	$-

Operating expenses
General and administrative	10,406	4,740	25,851	31,726

Loss from operations	(10,406)	(4,740)	(25,851)	(31,726)

Other income (expense)	-	-	-	-

Income tax	-	-	-	900

Net loss	$(10,406)	$(4,740)	$(25,851)	$(32,626)

Net Loss per share of common stock – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding – basic and diluted	49,511,775	50,061,775	49,511,775	49,960,304

See accompanying notes to the financial statements

ECARD INC.

(f/k/a The Enviromart Companies, Inc.)

Unaudited Condensed Statements of Cash Flows

For the Nine months ended September 30, 2018 and 2017

	For the Nine Months Ended September 30,
	2018	2017

Cash Flows from Operating Activities
Net loss	$(25,851)	$(32,626)
Adjustments to reconcile net loss to net cash used in operating activities:
Expenses paid by shareholders	22,851	32,526
Increase in accounts payable and accrued expenses	3,000	-
Net cash used in operating activities	-	(100)

Decrease in Cash and Cash equivalents	-	(100)

Cash and Cash Equivalents—Beginning of Period	-	100
Cash and Cash Equivalents—End of Period	$-	$-

Supplemental Disclosures
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

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

On October 5, 2017, the Company entered into a Stock Purchase Agreement (the “SPA”) with Eastone Equities, LLC, a New York limited liability company (the “Purchaser”) and certain selling stockholders, pursuant to which the Purchaser acquired 44,566,412 shares of common stock of the Company from Sellers for an aggregate purchase price of $295,000. The transaction contemplated in the SPA closed on October 9, 2017. The acquired shares represent approximately 90% of issued and outstanding shares of common stock of the Company. The transaction resulted in a change in control of the Company.

On October 23, 2017, the Company, with the unanimous approval of its board of directors by written consent in lieu of a meeting, filed a Certificate of Amendment (the “Second Certificate of Amendment”) with the Secretary of State of Delaware. As a result of the Second Certificate of Amendment, the Company changed its name to “ECARD INC.”, effective as of October 23, 2017.

Currently, the Company only possesses minimal assets and liabilities, and did not have any substantial business operations; accordingly, there were no significant revenues or positive cash flows for the nine months ended September 30, 2018. Management’s efforts are focused on seeking out a new and profitable operating business with strong growth potential. From and after the sale, unless and until the Company completes an acquisition, its expenses are expected to consist solely of legal, accounting and compliance costs, including those related to complying with reporting obligations under the Securities and Exchange act of 1934.

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

The condensed financial statements of the Company as of and for the nine months ended September 30, 2018 and 2017 are unaudited. In the opinion of management, all adjustments (including normal recurring adjustments) have been made that are necessary to present fairly the financial position of the Company as of September 30, 2018, the results of its operations for the three and nine months ended September 30, 2018 and 2017, and its cash flows for the nine months ended September 30, 2018 and 2017. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full fiscal year. The condensed balance sheet at December 31, 2017 has been derived from the Company's audited financial statements included in the Form 10-K for the year ended December 31, 2017.

The statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and other information included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as filed with the SEC.

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

Basic and Diluted Earnings (Loss) Per Share

Basic earnings per share is based on the weighted average number of common shares outstanding. Diluted earnings per share is based on the weighted average number of common shares outstanding and dilutive common stock equivalents. Basic earnings per share is computed by dividing net income/loss available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Weighted average number of shares used to calculate basic and diluted loss per share is considered the same as the effect of dilutive shares is anti-dilutive for all periods presented. There were no potentially dilutive or anti-dilutive securities during the nine months ended September 30, 2018.

Revenue Recognition

Revenue is recognized across all segments of the business when there is persuasive evidence of an arrangement, delivery has occurred, price has been fixed or is determinable, and collectability is reasonably assured. Revenue is recognized at the time title passes and risk of loss is transferred to customers. The Company did not earn revenues during the nine months ended September 30, 2018.

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

NOTE 3. GOING CONCERN

During the nine months ended September 30, 2018, the Company has been unable to generate cash flows sufficient to support its operations and has been dependent on capital contributions from prior controlling shareholders, and related party advances from the current controlling shareholder. In addition, the Company has experienced recurring net losses, and has an accumulated deficit of $1,138,019 and working capital deficit of $73,195 as of September 30, 2018. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

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

NOTE 4. RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2018, the Company’s controlling shareholder paid expenses on behalf of the Company in the amount of $22,851. This amount has been recorded as amount due to related party. As of September 30, 2018 and December 31, 2017, the outstanding balance was $70,195 and $47,344, respectively. The balance is unsecured, non-interest bearing, and due on demand with no specified repayment schedule.

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

NOTE 7. INCOME TAXES

The Company is subject to U.S. federal state income tax laws. The Company incurred operating losses in the 2018 and 2017. At the time of this Quarterly Report on Form 10-Q, management has not determined when it would generate taxable profits; accordingly, management has not recognized additional deferred tax assets for the year ended December 31, 2017 and for the nine months ended September 30, 2018.

The Company recorded and paid annual minimum state franchise tax which has been expensed to its result of operations for the year ended December 31, 2018.

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

On October 5, 2017, the Company entered into a stock purchase agreement with Eastone Equities LLC (“Eastone Equities”) and certain selling stockholders, pursuant to which Eastone Equities acquired 44,566,412 shares of common stock of the Company from the selling shareholders for an aggregate purchase price of $295,000. The transaction contemplated in the SPA closed on October 9, 2017. The acquired shares represent approximately 90% of the issued and outstanding shares of common stock of the Company. The transaction resulted in a change in control of the Company.

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

Results of Operations

For the nine months ended September 30, 2018, we had a net loss of approximately $25,851 as compared to a net loss of approximately $32,626 for the nine months ended September 30, 2017. The decrease in loss was due primarily to decrease in operating expenses through better budget control. This loss is not expected to recur in subsequent periods. Unless and until the Company completes the acquisition of an operating business, the Company’s expenses are expected to consist of the legal, accounting and administrative costs of maintaining a public company.

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

Income Taxes

Income taxes are provided in accordance with FASB ASC 740 “Accounting for Income Taxes”. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. As of September 30, 2018, all deferred tax assets continue to be fully reserved.

Liquidity and Capital Resources

As of September 30, 2018, the Company had minimal cash.

As disclosed elsewhere in this Quarterly Report on Form 10-Q, on October 5, 2017, we entered into a stock purchase agreement (“SPA”) with Eastone Equities, LLC (“Eastone”) and certain selling stockholders listed on Exhibit A to that agreement, pursuant to which the selling shareholders transferred to Eastone 44,566,412 shares of our issued and outstanding common stock for a purchase price of $295,000. The transaction contemplated in the SPA closed on October 9, 2017 (the “Closing”) and resulted in a change of control.

Simultaneously with the Closing, Ms. Wayne Tsao was appointed as the Company’s Chief Executive Officer, President and the Chairman of the Board, and Ms. Charlene Cheng was appointed as the Chief Financial Officer and a director of the Board, effective as of October 23, 2017.

As a result of the change of control of the Company, the Company and its new management team is focusing on seeking to acquire an operating business with strong growth potential.

The value of the Company is now dependent upon management’s ability to locate and consummate the acquisition of an operating business with strong growth potential. As of the date of filing of this Quarterly Report on Form 10-Q, we have minimal cash. However, prior to completing an acquisition, our expenses will consist primarily of compliance costs associated with being a public company, and we expect these compliance costs to be substantially less than they have been historically, at least until we complete an acquisition transaction.

If we need to raise additional funds, we intend to do so through equity and/or debt financing.

Going Concern Consideration

During the nine months ended September 30, 2018, the Company has been unable to generate cash flows sufficient to support its operations and has been dependent on capital contributions made by a significant stockholder . In addition, the Company has experienced recurring net losses, and has an accumulated deficit of $1,138,019 as of September 30, 2018. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Not required to be provided by a smaller reporting company.

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

Under the supervision and with the participation of our management, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our president and treasurer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were not effective, due to ineffective internal controls over financial reporting that stemmed from the fact that we do not have any full-time accounting personnel who have U.S. GAAP experience.

Our management believes that our unaudited condensed consolidated financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented because we have retained a certified public accountant (CPA) who has U.S. GAAP experience to assist us in the preparation of our unaudited condensed consolidated financial statements.

Changes in Internal Control over Financial Reporting

None.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Except as disclosed herein, we are not a party to any pending legal proceeding. To the knowledge of our management, except as disclosed herein, no federal, state or local governmental agency is presently contemplating any proceeding against us.

ITEM 1A. RISK FACTORS

Not required to be provided by a smaller reporting company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

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

Dated: November 13, 2018