Form 10-K
period 2018-12-31
ECARD INC.
filed 2019-03-21
CIK 1552743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission File Number: 000-54758

ECARD INC.

(Exact name of issuer as specified in its charter)

Delaware	45-5529607
(State or Other Jurisdiction of	(I.R.S. Employer I.D. No.)
incorporation or organization)

6141 186th Street, Suite 688

Fresh Meadows, NY, 11365

(Address of Principal Executive Offices)

201-782-0889

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(g) of the Exchange Act: Common stock, $0.0001 par value.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒ No ☐

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☒ Yes  No ☐

As of June 30, 2018, the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $21,785,181, based upon the closing price of the registrant’s common stock as reported on the OTC market on such date. Because there is no active trading market for the Company’s common stock, the Company does not believe that the quoted price of its common stock is indicative of the actual value of such stock.

As of March 21, 2019, there were 49,511,775 shares, $0.0001 par value, of common stock outstanding.

i

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

You should be aware that our actual results could differ materially from those contained in forward-looking statements due to a number of factors, including our ability to:

●	execute our business plan, namely identifying profitable acquisition opportunities, given our limited financial resources

●	generate sufficient cash flow from our planned operations or other sources to fund our working capital needs, pending completion of an acquisition;

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

PART I

ITEM 1. Business

Our Company

ECARD INC (the “Company” or “we” or “us”) formerly known as the Enviromart Companies, Inc., was incorporated under the laws of the State of Delaware on June 18, 2012. On June 21, 2013, the Company completed an acquisition of intangible assets comprised of intellectual property and trademarks from its former Chief Executive Officer. In conjunction with the acquisition of the intangible assets, the Company commenced operations.

As of January 2, 2015, the Company’s business was operated through its wholly-owned subsidiary, EnviroPack Technologies, Inc. Effective on or about January 15, 2015, the Company changed its name to The Enviromart Companies, Inc. and the Company’s wholly-owned subsidiary, EnviroPack Technologies, Inc., changed its name to Enviromart Industries, Inc. (“Enviromart Industries”). The Company’s other wholly owned subsidiaries are currently inactive.

On October 23, 2017, the Company, changed its name to “ECARD INC.”.

Sale of Operating Business

On February 16, 2016, The Rushcap Group, Inc. (“Rushcap”), an affiliate of Mark Shefts (then a significant shareholder of the Company), notified us that, effective March 31, 2016, it was discontinuing its funding of our wholly owned subsidiary under the Inventory Financing Agreement dated June 19, 2015.

On March 21, 2016, the Company entered into a Stock Purchase and Sale Agreement with Michael R. Rosa, our founder and a significant shareholder of the Company, and Enviromart Industries, Inc., the Company’s sole operating subsidiary, pursuant to which the Company agreed to transfer to Mr. Rosa all the issued and outstanding capital stock of Enviromart Industries, Inc.

On March 17, 2016, our Board approved the sale of our sole operating subsidiary, Enviromart Industries, to Michael R. Rosa, our founder and a significant shareholder of the Company, as contemplated by that certain Agreement among the Company, Mr. Rosa and Mark Shefts, dated July 14, 2014 (“Break-up Agreement”). The Break-up Agreement was originally disclosed in our Current Report on Form 8-K filed July 18, 2014, which is incorporated herein by this reference.

On March 21, 2016, we entered into a Stock Purchase and Sale Agreement with Michael R. Rosa and Enviromart Industries, our sole operating subsidiary, pursuant to which we transferred to Mr. Rosa all the issued and outstanding capital stock of Enviromart Industries.

In consideration for the transfer of the operating subsidiary to Mr. Rosa, he surrendered to us all 13,657,500 shares of the Company’s common stock then owned by him, which shares were returned to the status of authorized and unissued shares. In addition, Mr. Rosa and Enviromart Industries agreed to assume and discharge any and all of the Company’s liabilities existing as the closing date, of which there was none, as all of the Company’s operations have been conducted through Enviromart Industries (its sole operating subsidiary).

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

On October 5, 2017, the Company entered into a Stock Purchase Agreement (the “Eastone SPA”) with Eastone Equities, LLC, a New York limited liability company (“Eastone Equities”) and certain selling stockholders (the “Sellers”), pursuant to which Eastone Equities acquired 44,566,412 shares of common stock of the Company (the “Shares”) from Sellers for an aggregate purchase price of $295,000. The transaction contemplated by the Eastone SPA closed on October 9, 2017. The Shares represented approximately 90% of issued and outstanding shares of common of the Company. The transaction resulted in a change in control of the Company. Effective as of October 23, 2017, the Company changed its name to “ECARD INC.”

Following the closing of the transactions set forth in the Eastone SPA, the Company now has only minimal assets and liabilities. Its operations are focused on seeking to acquire an operating business with strong growth potential. From and after the sale, unless and until the Company completes an acquisition, its expenses are expected to consist solely of legal, accounting and compliance costs, including those related to complying with reporting obligations under the Securities and Exchange act of 1934.

We are now considered a blank check company. The SEC defines those companies as “any development stage company that is issuing a penny stock, within the meaning of Section 3 (a)(51) of the Exchange Act, and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies.” Under SEC Rule 12b-2 under the Securities Act of 1933, as amended (the “Securities Act”), we also qualify as a “shell company,” because we have no or nominal assets (other than cash) and no or nominal operations. Many states have enacted statutes, rules and regulations limiting the sale of securities of “blank check” companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. We intend to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

Our current business plan is to attempt to identify and negotiate with a business target for the merger of that entity with and into the Company. In certain instances, a target company may wish to become a subsidiary of the Company or may wish to contribute or sell assets to the Company rather than to merge. No assurances can be given that the Company will be successful in identifying or negotiating with any target company. We seek to provide a method for a foreign or domestic private company to become a reporting or public company whose securities are qualified for trading in the United States secondary markets.

A business combination with a target company normally will involve the transfer to the target company of the majority of the issued and outstanding common stock of the Company, and the substitution by the target company of its own management and Board. No assurances can be given that the Company will be able to enter into a business combination, or, if the Company does enter into such a business combination, no assurances can be given as to the terms of a business combination, or as to the nature of the target company.

Employees

The Company’s only employees at the present time are its officers and directors, who will devote as much time as the Board determines is necessary to carry out the affairs of the Company.

Available Information

The public may read and copy any materials we file with the Securities and Exchange Commission (“SEC”), including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to the foregoing, at the SEC’s Public Reference Room at 100 F St., NE, Washington, DC 20549, on official business days during the hours of 10 AM to 3 PM. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains periodic and current reports, proxy and information statements, and other information regarding the Company and other issuers that file electronically with the SEC.

ITEM 1A. Risk Factors

Smaller reporting companies are not required to provide the information required by this Item 1A.

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

We currently maintain our corporate offices at 6141 186th Street, Suite 688, Fresh Meadows, NY, 11365.

We do not pay rent for this space because we are sharing this office space with our friend. There is no lease agreement and compensation for the office space is not required. We believe that this space will be sufficient until we start generating revenues and need to hire employees.

ITEM 3. Legal Proceedings

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company’s property is not the subject of any pending legal proceedings.

ITEM 4. Mine Safety Disclosures

Not applicable.

PART II

ITEM 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted in the OTC market (OTCPINK) under the symbol “ECRD”. The following table sets forth the high and low sales prices as reported on the OTC market. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

FISCAL YEAR 2018	HIGH	LOW
First Quarter	$1.5	$0.25
Second Quarter	$1.00	$0.35
Third Quarter	$0.75	$0.35
Fourth Quarter	$0.75	$0.22

FISCAL YEAR 2017	HIGH	LOW
First Quarter	$0.25	$0.25
Second Quarter	$0.25	$0.25
Third Quarter	$0.25	$0.12
Fourth Quarter	$0.45	$0.12

Our common stock last opened at $0.3560 on March 21, 2019. However, currently, there is no active public trading market for our shares.

The sale of “restricted securities” (common stock) pursuant to Rule 144 of the SEC by members of management or any other person to whom any such securities may be issued in the future may have a substantial adverse impact on any such public market. For information regarding the requirements for re-sales under Rule 144, see the heading “Rule 144” below.

Holders

As of March 21, 2019 we had approximately 68 shareholders of record. We believe that additional beneficial owners of our common stock hold shares in street name.

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

Securities Authorized for Issuance under Equity Compensation Plans

None; not applicable.

Recent Sales of Unregistered Securities

None.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers.

None.

Use of Proceeds of Registered Securities; Use of Proceeds from Registered Securities

Not applicable.

ITEM 6: Selected Financial Data

Not applicable to a smaller reporting company.

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

Results of Operations

For the year ended December 31, 2018, we had net loss of $34,807 as compared to a net loss of $79,971 for the year ended December 31, 2017. The decrease in loss was due primarily to decrease in operating expenses through better budget control. This loss is not expected to recur in subsequent periods. Unless and until the Company completes the acquisition of an operating business, the Company’s expenses are expected to consist of the legal, accounting and administrative costs of maintaining a public company.

General and Administrative Expenses

General and administrative expenses were $34,807 for the year ended December 31, 2018 as compared to $79,071 for the year ended December 31, 2017. General and administrative expenses consist primarily of professional fees.

Loss from Continuing Operations

Loss from continuing operations was $34,807 during the year ended December 31, 2018, as compared to $79,071 during the year ended December 31, 2017. This decrease was primarily attributable to a decrease in professional fees for the year ended December 31, 2018.

Recent Developments

None.

Liquidity and Capital Resources

As of December 31, 2018, the Company had minimal cash.

As disclosed elsewhere in this Annual Report on Form 10-K, on October 5, 2017, we entered into a stock purchase agreement (“SPA”) with Eastone Equities, LLC (“Eastone”) and certain selling stockholders listed on Exhibit A to that agreement, pursuant to which the selling shareholders transferred to Eastone 44,566,412 shares of our issued and outstanding common stock for a purchase price of $295,000. The transaction contemplated in the SPA closed on October 9, 2017 (the “Closing”) and resulted in a change of control.

Simultaneously with the Closing, Mr. Wayne Tsao was appointed as the Company’s Chief Executive Officer, President and the Chairman of the Board, and Ms. Charlene Cheng was appointed as the Chief Financial Officer and a director of the Board, effective as of October 23, 2017.

As a result of the change of control of the Company, the Company and its new management team is focusing on seeking to acquire an operating business with strong growth potential.

The value of the Company is now dependent upon management’s ability to locate and consummate the acquisition of an operating business with strong growth potential. As of the date of filing of this Annual Report on Form 10-K, we have minimal cash. However, prior to completing an acquisition, our expenses will consist primarily of compliance costs associated with being a public company, and we expect these compliance costs to be substantially less than they have been historically, at least until we complete an acquisition transaction.

If we need to raise additional funds, we intend to do so through equity and/or debt financing.

Going Concern Consideration

The Company incurred losses from continuing operations of $34,807 and $79,971 for the years ended December 31, 2018 and 2017, respectively, and had working capital deficit of $82,151 at December 31, 2018. In addition, the Company had no net cash flows from operating activities for the year ended December 31, 2018. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

ITEM 7A: Quantitative and Qualitative Disclosures about Market Risk

Disclosure in response to this item is not required of a smaller reporting company.

ITEM 8: Financial Statements and Supplementary Data

The consolidated financial statements of the Company are included in this Annual Report on Form 10-K beginning on page F-1, which are incorporated herein by reference.

ITEM 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A: Controls and Procedures

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

Under the supervision and with the participation of our management, including our president and controller, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, our president and treasurer concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures were not effective, based on having insufficient resources to establish an effective control and procedures environment during 2018. Although we do have a subcontracted outside accountant, there is not enough personnel to establish proper controls and procedures with checks and balances at this time

A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. We believe our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.

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

Our President evaluated the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013). Based on this evaluation, our President concluded that, as of December 31, 2018, our internal control over financial reporting were not effective, based on having insufficient resources to establish an effective control environment during 2018.

Attestation Report of the Registered Public Accounting Firm

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

ITEM 9B: Other Information

None.

PART III

ITEM 10: Directors, Executive Officers, and Corporate Governance

Directors and Executive Officers

NAME	AGE	POSITION(S)

Wayne Tsao	38	Director, Chairman, Chief Executive Officer and President
Charlene Cheng	40	Director, Chief Financial Officer

Mr. Wayne Tsao, age 38, has extensive experience in the Financial Industry. From 2013 to 2015, he worked in Provider Relation Department of Centerlight Healthcare System. In 2012, Mr. Tsao worked for First Data Corporation, one of the largest credit card processing acquirers in the U.S. In 2015, Mr. Tsao served as the COO of Vergepay, a startup company that he has been worked with since its inception. While served as the COO of Vergepay, Mr. Tsao also worked for Sigue Corporation, a money transfer, remittance, and bill payment services provider. Mr. Tsao obtained his Bachelor of Arts in Psychology from State University of New York at Stony Brook. Mr. Tsao does not have any family relationship with any director or executive officer of the Company and has not been involved in any transaction with the Company during the past two years that would require disclosure under Item 404(a) of Regulation S-K.

Ms. Charlene Cheng, age40, is a veteran in the Financial Industry. She currently serves as the Chief Financial Officer of Eastone Capital LLC, a full service real estate investment company. From 2007 to 2014, she was a senior associate of Deloitte Financial Advisory Services. From 2005 to 2007, she was the Asset Manager of Related Management. Ms. Cheng obtained her Bachelor of Art in Economics from National Tsing Hua University and her Master of Business Administration from Case Western Reserve University. Ms. Cheng does not have any family relationship with any director or executive officer of the Company and has not been involved in any transaction with the Company during the past two years that would require disclosure under Item 404(a) of Regulation S-K.

Significant Employees

We do not have significant employees who are not our executive officers or directors.

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

We have since received notification from the DLA stating that our appeal was reviewed and denied. As a result, we are not able to bid on any new US government contracts that might otherwise be of interest to us. Currently, we do not plan to bid on any new US government contracts.

Compliance with Section 16(a) of the Exchange Act

The common stock of the Company is registered under the Exchange Act, and therefore, the officers, directors and holders of more than 10% of our outstanding shares are subject to the provisions of Section 16(a) which requires them to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely upon review of the copies of such forms furnished to us during the fiscal year ended December 31, 2018, there were no untimely filings of Section 16(a) reports.

Board Committees

The Company currently has not established any committees of the Board of Directors. Our Board of Directors may designate from among its members an executive committee and one or more other committees in the future. We do not have a nominating committee or a nominating committee charter. Further, we do not have a policy with regard to the consideration of any director candidates recommended by security holders. To date, other than as described above, no security holders have made any such recommendations. The entire Board of Directors performs all functions that would otherwise be performed by committees. Given the present size of our board, it is not practical for us to have committees. If we are able to grow our business and increase our operations, we intend to expand the size of our board and allocate responsibilities accordingly.

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

ITEM 11: Executive Compensation

No current or prior officer or director has received any remuneration or compensation from the Company in the past fiscal year, nor has any member of the Company’s management been granted any option or stock appreciation right. Accordingly, no tables relating to such items have been included within this Item 11. None of our employees is subject to a written employment agreement nor has any officer received a cash salary since our founding. The Company has no agreement or understanding, express or implied, with any director, officer or principal stockholder, or their affiliates or associates, regarding compensation in the form of salary, bonuses, stocks, options, warrants or any other form of remuneration, for services performed on behalf of the Company. Nor are there compensatory plans or arrangements, including payments to any officer in relation to resignation, retirement, or other termination of employment, or any change in control of the Company, or a change in the officer’s responsibilities following a change in control of the Company.

ITEM 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

The following table sets forth the ownership by (i) any person known to us to be the beneficial owner of more than five percent (5%) of any of our outstanding voting securities and (ii) members of our management as of December 31, 2018. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. The persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based upon 49,511,775 shares of common stock outstanding at that date.

Beneficial Owners

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership		Percent of Class
Eastone Equities LLC	Common Stock	44,566,412	Direct (1)	90%

(1)	Held of record by Kevin Wai Yam Yu, who is the sole manager and member.

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

Changes in Control

None.

Securities Authorized for Issuance under Equity Compensation Plans

None.

ITEM 13: Certain Relationships and Related Party Transactions, and Directors Independence

Transactions with Related Persons

During the year ended December 31, 2018, the Company’s current controlling shareholder paid expenses on behalf of the Company in the amount of $22,850. This amount has been recorded as amount due to related party. As of December 31, 2018, and 2017, the outstanding balance was $70,195 and $47,344, respectively. The balance is unsecured, non-interest bearing, and due on demand with no specified repayment schedule.

Promoters and Certain Control Persons

See the heading “Transactions with Related Persons” above.

Director Independence

Currently, we have no independent directors serving on our Board of Directors.

ITEM 14: Principal Accounting Fees and Services

The following table shows the fees that were billed for the audit and other services for 2018 and 2017.

	2018	2017
Audit Fees	$16,000	$34,405
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$16,000	$34,405

Audit Fees — This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the independent registered public accounting firm in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of Interim financial statements.

Audit-Related Fees — This category consists of assurance and related services by the independent registered public accounting firm that is reasonably related to the performance of the audit or review of our financial statements and is not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the Securities and Exchange Commission and other accounting consulting.

Tax Fees — This category consists of professional services rendered by our independent registered public accounting firm for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

All Other Fees — This category consists of fees for other miscellaneous items.

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm.  Under the procedure, the Board approves the engagement letter with respect to audit and review services.  Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board.  Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit fees that were paid to the auditors with respect to 2018 were pre-approved by the entire Board of Directors.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(1)	All financial statements

ECARD INC.

(f/k/a/ The Enviromart Companies, Inc.)

Financial Statements

As of and for the years ended December 31, 2018 and 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:	The Board of Directors and Stockholders of

ECARD INC. (f/k/a/ The Enviromart Companies, Inc.)

Opinion on the Financial Statements

We have audited the accompanying balance sheets of ECARD INC. (the Company) as of December 31, 2018 and 2017, and the related statements of operations, stockholders’ deficiency, and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

WWC, P.C.

Certified Public Accountants

San Mateo, CA

March 21, 2019

We have served as the Company’s auditor since November 2, 2017

ECARD INC.

Balance Sheets

December 31, 2018 and 2017

	2018	2017

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Accounts payable	4,238	-
Due to related parties	70,195	47,344
Accrued liabilities	7,718	-
Current liabilities	82,151	47,344

Total liabilities	82,151	47,344

Stockholders’ deficiency
Preferred stock, $0.0001 par value, 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value, 250,000,000 shares authorized; 49,511,775 and 49,511,775 shares issued and outstanding at December 31, 2018 and 2017, respectively	4,951	4,951
Additional paid-in capital	1,059,873	1,059,873
Accumulated deficit	(1,146,975)	(1,112,168)
Total Stockholders’ deficiency	(82,151)	(47,344)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$-	$-

See accompanying notes to the financial statements

ECARD INC.

Statements of Operations

For the Years ended December 31, 2018 and 2017

	2018	2017

Sales - Net	$-	$-

Operating Expenses
General and Administrative	34,807	79,071

Loss from operations	(34,807)	(79,071)

Other Income (expense)	-	-

Income tax	-	900

Net loss	$(34,807)	$(79,971)

Net loss per share of common stock (basic and diluted)	$(0.00)	$(0.00)

Weighted average number of shares outstanding – basic and diluted	49,511,775	49,869,568

See accompanying notes to these financial statements

ECARD INC.

Statements of Stockholders’ Deficiency

For the Years ended December 31, 2018 and 2017

	Common Stock Issued		Common Stock to be Issued		Additional
	No. of	Par	No. of	Par	Paid in	Accumulated
	Shares	Value	Shares	Value	Capital	Deficit	Total
Balance at January 1, 2017	49,861,775	$4,986	200,000	$20	$1,027,291	$(1,032,197)	$100
Issuance of shares for subscriptions in prior years	200,000	20	(200,000)	(20)	-	-	-
Cancellation of shares	(550,000)	(55)	-	-	55	-	-
Expenses paid by former shareholders	-	-	-	-	32,527	-	32,527
Net loss	-	-	-	-	-	(79,971)	(79,971)
Balance at December 31, 2017	49,511,775	$4,951	-	$-	$1,059,873	$(1,112,168)	$(47,344)
Net loss	-	-	-	-	-	(34,807)	(34,807)
Balance at December 31, 2018	49,511,775	$4,951	-	$-	$1,059,873	$(1,146,975)	$(82,151)

See accompanying notes to these financial statements

ECARD INC.

Statements of Cash Flows

For the Years ended December 31, 2018 and 2017

	2018	2017

Cash Flows from Operating Activities
Net loss	$(34,807)	$(79,971)
Adjustments to reconcile net loss to net cash used in operating activities:
Expenses paid by former shareholder	-	32,527
Expenses paid by current shareholder	22,850	47,344
Increase in accounts payable and accrued expenses	11,956	-
Net cash used in operating activities	-	(100)

Decrease in Cash and Cash equivalents	-	(100)

Cash and Cash Equivalents—Beginning of Period	-	100
Cash and Cash Equivalents—End of Period	$-	$-

Supplemental Disclosures
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$900

See accompanying notes to these financial statements

ECARD INC.

Notes to Financial Statements

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

ECARD INC. (the “Company”), formerly known as The Enviromart Companies, Inc. until October 23, 2017, was incorporated under the laws of the State of Delaware on June 18, 2012. On June 21, 2013, the Company completed an acquisition of intangible assets comprised of intellectual property and trademarks from its former Chief Executive Officer. In conjunction with the acquisition of the intangible assets, the Company commenced operations.

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

Currently, the Company only possesses minimal assets and liabilities, and did not have any substantial business operations; accordingly, there were no significant revenues or positive cash flows for the year ended December 31, 2018. Management’s efforts are focused on seeking out a new and profitable operating business with strong growth potential. From and after the sale, unless and until the Company completes an acquisition, its expenses are expected to consist solely of legal, accounting and compliance costs, including those related to complying with reporting obligations under the Securities and Exchange act of 1934.

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

Use of Estimates and Assumptions

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

ECARD INC.

Notes to Financial Statements

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

Basic and Diluted Earnings (Loss) Per Share

Basic earnings per share is based on the weighted average number of common shares outstanding. Diluted earnings per share is based on the weighted average number of common shares outstanding and dilutive common stock equivalents. Basic earnings per share is computed by dividing net income/loss available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Weighted average number of shares used to calculate basic and diluted loss per share is considered the same as the effect of dilutive shares is anti-dilutive for all periods presented. There were no potentially dilutive or anti-dilutive securities during the years ended December 31, 2018, and 2017.

Revenue Recognition

Revenue is recognized across all segments of the business when there is persuasive evidence of an arrangement, delivery has occurred, price has been fixed or is determinable, and collectability is reasonably assured. Revenue is recognized at the time title passes and risk of loss is transferred to customers. The Company did not earn revenue during the year ended December 31, 2018.

Stock-Based Compensation

The Company expenses all stock-based payments to employees and non-employee directors based on the grant date fair value of the awards over the requisite service period, adjusted for estimated forfeitures.

Recently Issued Financial Accounting Standards

Management has considered all recent accounting pronouncements issued. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

ECARD INC.

Notes to Financial Statements

NOTE 3. GOING CONCERN

During the year ended December 31, 2018, the Company has been unable to generate cash flows sufficient to support its operations and has been dependent on capital contributions prior controlling shareholders, and related party advances from the current controlling shareholder. In addition, the Company has experienced recurring net losses, and has an accumulated deficit of $1,146,975, and working capital deficit of $82,151 as of December 31, 2018.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

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

NOTE 4. RELATED PARTY TRANSACTIONS

During the year ended December 31, 2018, the Company’s current controlling shareholder paid expenses on behalf of the Company in the amount of $22,850. This amount has been recorded as amount due to related party. As of December 31, 2018 and 2017, the outstanding balance was $70,195 and $47,344, respectively. The balance is unsecured, non-interest bearing, and due on demand with no specified repayment schedule.

NOTE 5. STOCKHOLDERS’ EQUITY

Private Offering

On May 9, 2017, the Company issued 200,000 shares of common stock related to stock purchase agreements dated December 31, 2015 and January 31, 2016.

Cancellation of Shares

On October 6, 2017, two shareholders submitted three certificates for cancellation. The shares cancelled shares totaled 550,000.

Shares issued and outstanding

As of December 31, 2018 and 2017, there were 49,511,775 and 49,511,775 shares issued and outstanding, respectively.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Except as disclosed herein, we are not a party to any pending legal proceeding. To the knowledge of our management, except as disclosed herein, no federal, state or local governmental agency is presently contemplating any proceeding against us.

ECARD INC.

Notes to Financial Statements

NOTE 7. INCOME TAXES

The Company is subject to U.S. federal income tax laws. The company incurred operating loses in the 2018 and 2017. In 2017, the Company had not previously recorded deferred tax assets based on net operating losses. In 2018, the Company continued to incur net operating losses; however, at the time of this report, management has not determined when it would generate taxable profits; accordingly, management has not recognized deferred tax assets for the year ended December 31, 2018.

The Company recorded annual minimum state franchise tax which has been expensed to its result of operations for the year ended December 31, 2018.

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (the “Act”) resulting in significant modifications to existing law. The Company has considered the accounting impact of the effects of the Act during the year ended December 31, 2018 including a reduction in the corporate tax rate from 34% to 21% among other changes.

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

(2)	Financial Statement Schedules

All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto included in this Annual Report on Form 10-K.

(3)	Exhibits

Exhibit No.	Description
3.1*	Certificate of Incorporation, as amended (Incorporated by reference to the Form 10-Q, Exhibit 3.1, filed on January 23, 2015)

3.2*	Bylaws (Incorporated by reference to the Form 10, Exhibit 3.2, filed on July 9, 2012)

4.1*	Specimen Stock Certificate (Incorporated by reference to the Form 10, Exhibit 4.1, filed on July 9, 2012)

10.1*	Stock Purchase and Sale between Registrant, Enviromart Industries, Inc. and Michael R. Rosa, dated March 21, 2016 (Incorporated by reference to the Form 10-K, Exhibit 10.11, filed on April 14, 2016)

31.1**	Certification of Chief Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant Section 302 of the Sarbanes Oxley Act of 2002

31.2**	Certification of Chief Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant Section 302 of the Sarbanes Oxley Act of 2002

32.1***	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2***	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema

101.CAL	XBRL Taxonomy Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Linkbase

101.LAB	XBRL Taxonomy Label Linkbase

101.PRE	XBRL Taxonomy Presentation Linkbase

*	Previously filed
**	Filed herewith
***	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 herewith are deemed to accompany this Form 10-K and will not be deemed filed for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act.

Item 16. Form 10–K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ECARD, INC.

Date: March 21, 2019	By:	/s/ Wayne Tsao
Wayne Tsao
	Title:	Chairman, President and CEO

Date: March 21, 2019	By:	/s/ Charlene Cheng
Charlene Cheng
	Title:	Chief Financial Officer