Form 10-Q
period 2019-06-30
ECARD INC.
filed 2019-08-12
CIK 1552743

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

201-782-0889

(Telephone number of principal executive offices)

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

As of August 6, 2019, there were 49,511,775 shares of common stock, $0.0001 par value outstanding.

TABLE OF CONTENTS

i

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, Financial Statements and Notes to Financial Statements contain forward-looking statements that discuss, among other things, future expectations and projections regarding future developments, operations and financial conditions. Forward-looking statements may appear throughout this report and other documents we file with the Securities and Exchange Commission (SEC), including without limitation, the following sections: Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Quarterly Report on Form 10-Q.

Forward-looking statements generally can be identified by words such as "anticipates," "believes," "estimates," "expects," "intends," "plans," "predicts," "projects," "will be," "will continue," "may," "could," "will likely result," and similar expressions. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those reflected in the forward-looking statements. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ECARD INC.

Financial Statements

June 30, 2019 and December 31, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:	The Board of Directors and Stockholders of

ECARD INC.

Results of Review of Financial Statements

We have reviewed the accompanying condensed balance sheet of ECARD INC. as of June 30, 2019, the related condensed statements of operations for the three and six month periods ended June 30, 2019 and 2018, and the condensed statements of cash flows for the six month periods ended June 30, 2019 and 2018, including the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the balance sheet of the Company as of December 31, 2018, and the related statements of operations, comprehensive loss, changes in shareholders’ equity and cash flows for the year then ended (not presented herein), and in our report dated April 21, 2019, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 2018 is fairly stated in all material respects in relation to the financial statements from which it has been derived.

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

WWC, P.C.

Certified Public Accountants

San Mateo, CA

August 6, 2019

ECARD INC.

Condensed Balance Sheets

June 30, 2019 and December 31, 2018

(Unaudited)

	June 30, 2019	December 31, 2018
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Accounts payable	14,211	4,238
Due to related parties	80,017	70,195
Accrued liabilities	3,020	7,718
Current liabilities	97,248	82,151

Total liabilities	97,248	82,151

Commitments and contingencies

Stockholders’ deficiency
Preferred stock, $0.0001 par value, 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value, 250,000,000 shares authorized; 49,511,775 and 49,511,775 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	4,951	4,951
Additional paid-in capital	1,059,873	1,059,873
Accumulated deficit	(1,162,072)	(1,112,168)
Total Stockholders’ deficiency	(97,248)	(82,151)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$-	$-

See accompanying notes to the financial statements

ECARD INC.

Condensed Statements of Operations

For the three and six months ended June 30, 2019 and 2018

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Sales - Net	$-	$-	$-	$-

Operating expenses
General and administrative	7,472	7,694	15,097	15,445

Loss from operations	(7,472)	(7,694)	(15,097)	(15,445)

Other income (expense)	-	-	-	-

Income tax	-	-	-	-

Net loss	$(7,472)	$(7,694)	$(15,097)	$(15,445)

Net Loss per share of common stock – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding – basic and diluted	49,511,775	49,511,775	49,511,775	49,511,775

See accompanying notes to these financial statements

ECARD INC.

Statements of Stockholders’ Deficiency

For the six months ended June 30, 2019 and 2018

(Unaudited)

	For the six months ended June 30, 2018
	Common Stock Issued		Additional
	No. of	Par	Paid in	Accumulated
	Shares	Value	Capital	Deficit	Total
Balance at December 31, 2017	49,511,775	$4,951	$1,059,873	$(1,112,168)	$(47,344)
Net loss	-	-	-	$(15,445)	$(15,445)
Balance at June 30, 2018	49,511,775	$4,951	$1,059,873	(1,127,613)	(62,789)

	For the six months ended June 30, 2019
	Common Stock Issued		Additional
	No. of	Par	Paid in	Accumulated
	Shares	Value	Capital	Deficit	Total
Balance at December 31, 2018	49,511,775	$4,951	$1,059,873	$(1,146,975)	$(82,151)
Net loss	-	-	-	$(15,097)	$(15,097)
Balance at June 30, 2019	49,511,775	$4,951	$1,059,873	(1,162,072)	(97,248)

ECARD INC.

Condensed Statements of Cash Flows

For the six months ended June 30, 2019 and 2018

(Unaudited)

	For the Six Months Ended June 30,
	2019	2018

Cash Flows from Operating Activities
Net loss	$(15,097)	$(15,445)
Adjustments to reconcile net loss to net cash used in operating activities:
Expenses paid by shareholders	9,822	12,430
Increase in accounts payable and accrued expenses	5,275	3,015
Net cash used in operating activities	-	-

Decrease in Cash and Cash equivalents	-	-

Cash and Cash Equivalents—Beginning of Period	-	-
Cash and Cash Equivalents—End of Period	$-	$-

Supplemental Disclosures
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-Cash Investing and Financing Activities
Issuance of issuable shares	$-	$-

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

Currently, the Company only possesses minimal assets and liabilities, and did not have any substantial business operations; accordingly, there were no significant revenues or positive cash flows for the three months ended June 30, 2019. Management’s efforts are focused on seeking out a new and profitable operating business with strong growth potential. From and after the sale, unless and until the Company completes an acquisition, its expenses are expected to consist solely of legal, accounting and compliance costs, including those related to complying with reporting obligations under the Securities and Exchange act of 1934.

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

The condensed financial statements of the Company as of and for three months ended June 30, 2019 and 2018 are unaudited. In the opinion of management, all adjustments (including normal recurring adjustments) have been made that are necessary to present fairly the financial position of the Company as of June 30, 2019, the results of its operations for the three and six months ended June 30, 2019 and 2018, and its cash flows for the six months ended June 30, 2019 and 2018. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full fiscal year. The condensed balance sheet at December 31, 2018 has been derived from the Company’s audited financial statements included in the Form 10-K for the year ended December 31, 2018.

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

Basic and Diluted Earnings (Loss) Per Share

Basic earnings per share is based on the weighted average number of common shares outstanding. Diluted earnings per share is based on the weighted average number of common shares outstanding and dilutive common stock equivalents. Basic earnings per share is computed by dividing net income/loss available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Weighted average number of shares used to calculate basic and diluted loss per share is considered the same as the effect of dilutive shares is anti-dilutive for all periods presented. There were no potentially dilutive or anti-dilutive securities during the six months ended June 30, 2019, and 2018.

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

NOTE 3. GOING CONCERN

During the six months ended June 30, 2019, the Company has been unable to generate cash flows sufficient to support its operations and has been dependent on capital contributions prior controlling shareholders, and related party advances from the current controlling shareholder. In addition, the Company has experienced recurring net losses, and has an accumulated deficit of $1,162,072, and working capital deficit of $97,248 as of June 30, 2019.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

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

NOTE 4. RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2019, the Company’s shareholder paid expenses on behalf of the Company in the amount of $9,821. This amount has been recorded as amount due to related party. As of June 30, 2019 and December 31, 2018, the outstanding balance was $80,017 and $70,195, respectively. The balance is unsecured, non-interest bearing, and due on demand with no specified repayment schedule.

NOTE 5. STOCKHOLDERS’ EQUITY

Shares issued and outstanding

As of June 30, 2019 and December 31, 2018, there were 49,511,775 and 49,511,775 shares issued and outstanding, respectively.

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

As of January 2, 2015, the Company’s business was operated through its wholly-owned subsidiary, Enviro Pack Technologies, Inc. Effective on or about January 15, 2015, the Company changed its name to The Enviromart Companies, Inc. and the Company’s wholly-owned subsidiary, EnviroPack Technologies, Inc., changed its name to Enviromart Industries, Inc.

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

On October 5, 2017, the Company entered the SPA with Eastone Equities and certain selling stockholders, pursuant to which Eastone Equities acquired 44,566,412 shares of common stock of the Company from Sellers for an aggregate purchase price of $295,000. The transaction contemplated in the SPA closed on October 9, 2017. The Shares represent approximately 90% of issued and outstanding common stocks of the Company. The transaction has resulted in a change in control of the Company.

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

Results of Operations

For the quarter ended June 30, 2019, we had net loss of $7,472 as compared to a net loss of $7,694 for the year ended June 30, 2018. The decrease in loss was due primarily to decrease in operating expenses through better budget control. This loss is not expected to recur in subsequent periods. Unless and until the Company completes the acquisition of an operating business, the Company’s expenses are expected to consist of the legal, accounting and administrative costs of maintaining a public company.

General and Administrative Expenses

General and administrative expenses were $7,472 for the quarter ended June 30, 2019 as compared to $7,694 for the quarter ended June 30, 2018. General and administrative expenses consist primarily of professional fees.

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

Income Taxes

Income taxes are provided in accordance with FASB ASC 740 “Accounting for Income Taxes”. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. As of June 30, 2019, all deferred tax assets continue to be fully reserved.

Liquidity and Capital Resources

As of June 30, 2019, the Company had minimal cash.

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

Going Concern Consideration

During the six months ended June 30, 2019, the Company has been unable to generate cash flows sufficient to support its operations and has been dependent on capital contributions made by a significant stockholder. In addition, the Company has experienced recurring net losses, and has an accumulated deficit of $1,162,072 as of June 30, 2019. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements as defined in Item 303(a) (4) (ii) of the SEC’s Regulation SK.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no issuance of options or shares, registered or not, during three-month period ended June 30, 2019.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the three-month period ended June 30, 2019.

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

ECARD, INC.

Dated: August 6, 2019	By:	/s/ Wayne Tsao
Wayne Tsao
Chairman, President and CEO