Form 10-Q
period 2019-09-30
ECARD INC.
filed 2019-11-19
CIK 1552743

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

As of November 19, 2019, there were 49,511,775 shares of common stock, $0.0001 par value outstanding.

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, Financial Statements and Notes to Financial Statements contain forward-looking statements that discuss, among other things, future expectations and projections regarding future developments, operations and financial conditions. Forward-looking statements may appear throughout this report and other documents we file with the Securities and Exchange Commission (SEC), including without limitation, the following sections: Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q.

Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “will be,” “will continue,” “may,” “could,” “will likely result,” and similar expressions. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those reflected in the forward-looking statements. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ECARD INC.

Financial Statements

September 30, 2019 and December 31, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To: The Board of Directors and Stockholders of ECARD INC.

Results of Review of Financial Statements

We have reviewed the accompanying condensed balance sheet of ECARD INC. as of September 30, 2019, the related condensed statements of operations for the three and nine month periods ended September 30, 2019 and 2018, and the condensed statements of cash flows for the nine month periods ended September 30, 2019 and 2018, including the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

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

WWC, P.C.

Certified Public Accountants

San Mateo, CA

November [  ], 2019

ECARD INC.

Condensed Balance Sheets

September 30, 2019 and December 31, 2018

(Unaudited)

	September 30, 2019	December 31, 2018
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Accounts payable	7,786	4,238
Due to related parties	87,721	70,195
Accrued liabilities	3,020	7,718
Current liabilities	98,527	82,151

Total liabilities	98,527	82,151

Commitments and contingencies

Stockholders’ deficiency
Preferred stock, $0.0001 par value, 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value, 250,000,000 shares authorized; 49,511,775 and 49,511,775 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	4,951	4,951
Additional paid-in capital	1,059,873	1,059,873
Accumulated deficit	(1,163,351)	(1,146,975)
Total Stockholders’ deficiency	(98,527)	(82,151)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$-	$-

See accompanying notes to the financial statements

ECARD INC.

Condensed Statements of Operations

For the three and nine months ended September 30, 2019 and 2018

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Sales - Net	$-	$-	$-	$-

Operating expenses
General and administrative	1,279	10,406	16,376	22,851

Loss from operations	(1,279)	(10,406)	(16,376)	(22,851)

Other income (expense)	-	-	-	-

Income tax	-	-	-	-

Net loss	$(1,279)	$(10,406)	$(16,376)	$(22,851)

Net Loss per share of common stock – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding – basic and diluted	49,511,775	49,511,775	49,511,775	49,511,775

See accompanying notes to these financial statements

ECARD INC.

Statements of Stockholders’ Deficiency

For the nine months ended September 30, 2019 and 2018

(Unaudited)

	For the nine months ended September 30, 2018
	Common Stock Issued		Additional
	No. of		Paid in	Accumulated
	Shares	Par Value	Capital	Deficit	Total
Balance at December 31, 2017	49,511,775	$4,951	$1,059,873	$(1,112,168)	$(47,344)
Net loss	-	-	-	(25,851)	(25,851)
Balance at September 30, 2018	49,511,775	$4,951	$1,059,873	$(1,138,019)	$(73,195)

	For the nine months ended September 30, 2019
	Common Stock Issued		Additional
	No. of		Paid in	Accumulated
	Shares	Par Value	Capital	Deficit	Total
Balance at December 31, 2018	49,511,775	$4,951	$1,059,873	$(1,146,975)	$(82,151)
Net loss	-	-	-	(16,376)	(16,376)
Balance at September 30, 2019	49,511,775	$4,951	$1,059,873	$(1,163,351)	$(98,527)

See accompanying notes to these financial statements

ECARD INC.

Condensed Statements of Cash Flows

For the nine months ended September 30, 2019 and 2018

(Unaudited)

	For the Nine Months Ended September 30,
	2019	2018

Cash Flows from Operating Activities
Net loss	$(16,376)	$(25,851)
Adjustments to reconcile net loss to net cash used in operating activities:
Expenses paid by shareholders	12,828	22,851
Increase in accounts payable and accrued expenses	3,548	3,000
Net cash used in operating activities	-	-

Decrease in Cash and Cash equivalents	-	-

Cash and Cash Equivalents—Beginning of Period	-	-
Cash and Cash Equivalents—End of Period	$-	$-

Supplemental Disclosures
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-Cash Investing and Financing Activities
Issuance of issuable shares	$-	$-

See accompanying notes to these financial statements

ECARD INC.

Notes to Financial Statements

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

ECARD INC. (the “Company”), formerly known as The Enviromart Companies, Inc. until October 23, 2017, was incorporated under the laws of the State of Delaware on June 18, 2012. On June 21, 2013, the Company completed an acquisition of intangible assets comprised of intellectual properties and trademarks from its former Chief Executive Officer. In conjunction with the acquisition of the intangible assets, the Company commenced operations.

On October 5, 2017, the Company entered into a Stock Purchase Agreement (the “SPA”) with Eastone Equities, LLC, a New York limited liability company (the “Purchaser”), and certain selling stockholders, pursuant to which the Purchaser acquired 44,566,412 shares of common stock of the Company from the sellers for an aggregate purchase price of $295,000. The transaction contemplated in the SPA closed on October 9, 2017. The acquired shares represented approximately 90% of issued and outstanding shares of common stock of the Company. The transaction resulted in a change in control of the Company.

On October 23, 2017, the Company filed a Certificate of Amendment with the Secretary of State of Delaware. As a result, the name of the Company was changed to “ECARD INC.”, effective as of October 23, 2017.

Currently, the Company only possesses minimal assets and liabilities, and does not have any substantial business operations; accordingly, there were no significant revenues or positive cash flows for the nine months ended September 30, 2019. Management’s efforts are focused on acquiring a new and profitable operating business with strong growth potential. Unless and until the Company completes an acquisition, its expenses are expected to consist solely of legal, accounting and compliance costs, including those related to complying with reporting obligations under the Securities and Exchange act of 1934.

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

The condensed financial statements of the Company as of and for the nine months ended September 30, 2019 and 2018 are unaudited. In the opinion of management, all adjustments (including normal recurring adjustments) have been made that are necessary to present fairly the financial position of the Company as of September 30, 2019, the results of its operations for the three and nine months ended September 30, 2019 and 2018, and its cash flows for the nine months ended September 30, 2019 and 2018. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full fiscal year. The condensed balance sheet at December 31, 2018 has been derived from the Company’s audited financial statements included in the Form 10-K for the year ended December 31, 2018.

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

ECARD INC.

Notes to Financial Statements

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

Basic and Diluted Earnings (Loss) Per Share

Basic earnings per share is based on the weighted average number of common shares outstanding. Diluted earnings per share is based on the weighted average number of common shares outstanding and dilutive common stock equivalents. Basic earnings per share is computed by dividing net income/loss available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Weighted average number of shares used to calculate basic and diluted loss per share is considered the same as the effect of dilutive shares is anti-dilutive for all periods presented. There were no potentially dilutive or anti-dilutive securities during the nine months ended September 30, 2019, and 2018.

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

NOTE 3. GOING CONCERN

During the nine months ended September 30, 2019, the Company has been unable to generate cash flows sufficient to support its operations. The Company has been dependent on capital contributions from its prior controlling shareholders and related party advances from its current controlling shareholder. In addition, the Company has experienced recurring net losses. As of September 30, 2019, the Company has accumulated deficits of $1,163,351 and working capital deficits of $98,527. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

ECARD INC.

Notes to Financial Statements

There can be no assurance that sufficient funds required during the next year or thereafter will be generated from any future operations or that funds will be available from external sources such as debt or equity financings or other potential sources.  If the Company is unable to raise capital from external sources when required, there would be a material adverse effect on its business.  Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company’s existing stockholders. Management is now seeking to acquire an operating company. In the foreseeable future, the Company will rely on related parties such as its controlling shareholder, to provide advances to funds general corporate purposes and any potential acquisitions of profitable investments. There is no assurance, however, that the Company will achieve its objectives or goals.

NOTE 4. RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2019, the Company’s shareholder paid expenses on behalf of the Company in the amount of $17,526. This amount has been recorded as amount due to related party. As of September 30, 2019 and December 31, 2018, the outstanding balance was $87,721 and $70,195, respectively. The balance is unsecured, non-interest bearing, and due on demand with no specified repayment schedule.

NOTE 5. STOCKHOLDERS’ EQUITY

Shares issued and outstanding

As of September 30, 2019 and December 31, 2018, there were 49,511,775 and 49,511,775 shares issued and outstanding, respectively.

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

The Company has evaluated subsequent events through the date the financial statements were issued and up to the time of filing with the Securities and Exchange Commission. The Company’s management has determined that there was no material subsequent events required disclosure.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview

On June 21, 2013, the Company completed the acquisition of certain assets from Michael R. Rosa, its Chief Executive Officer, and commenced business operations. From the closing of the acquisition, the Company had raised capital, hired employees, leased space, engaged consultants and advisors, conducted extensive sales and marketing related activities both domestically and internationally, negotiated vendor relationships and engaged sales representatives.

As of January 2, 2015, the Company’s business was operated through its wholly-owned subsidiary, Enviro Pack Technologies, Inc. Effective on or about January 15, 2015, the Company changed its name to The Enviromart Companies, Inc. and the Company’s wholly-owned subsidiary, EnviroPack Technologies, Inc., changed its name to Enviromart Industries, Inc.

On October 23, 2017, the Company changed its name to “ECARD INC.”, effective as of October 23, 2017.

Sale of Operating Business

On February 16, 2016, The Rushcap Group, Inc. (“Rushcap”), an affiliate of Mark Shefts (then a significant shareholder of the Company), notified us that it would discontinue its funding of our wholly owned subsidiary, effective March 31, 2016, under the Inventory Financing Agreement dated June 19, 2015.

In light of the discontinuation of funding, our Board assessed the operating company’s current business and funding prospects, including whether to transfer the operating subsidiary to Michael R. Rosa, our founder and a significant shareholder, in accordance with that certain agreement among the Company, Mr. Rosa and Mr. Shefts, dated July 14, 2014 (the “Break-up Agreement”). The Break-up Agreement was disclosed in the Company’s Current Report on Form 8-K filed July 18, 2014, which is incorporated herein by reference.

Our Board concluded that the discontinuation of funding would have a material adverse effect on our business, financial condition and results of operation, as it did not believe that it would be able to timely secure funding to replace the discontinued Inventory Financing and on March 17, 2016, our Board approved the sale of our sole operating subsidiary, Enviromart Industries, Inc., to Michael R. Rosa.

On March 21, 2016, we entered into a Stock Purchase and Sale Agreement with Michael R. Rosa and Enviromart Industries, Inc., our sole operating subsidiary, pursuant to which we transferred to Mr. Rosa all the issued and outstanding capital stock of Enviromart Industries, Inc. In consideration for such transfer, Mr. Rosa transferred all of the 13,657,500 shares of the Company’s common stock owned by him, which have been since reclassified as authorized and unissued shares.

The above-described transaction closed on July 21, 2016, effective April 1, 2016, and was approved by a majority of the Company’s shareholders by written consent on May 4, 2016. Upon consummation of the transaction, the Company’s operating business was discontinued and the Company started seeking to acquire an operating business with strong growth potential. Upon the closing of the transaction, Mr. George Adyns resigned from the Board and resigned from his position as the Company’s Chief Financial Officer.

On October 5, 2017, the Company entered a share exchange agreement with Eastone Equities, LLC and certain stockholders of the Companies (the “SPA”), pursuant to which Eastone Equities, LLC acquired 44,566,412 shares of common stock of the Company (the “SPA Shares”) from the selling stockholders for an aggregate purchase price of $295,000. The transaction contemplated in the SPA closed on October 9, 2017. The shares so acquired represent approximately 90% of the Company’s issued and outstanding shares of common stock. The transaction resulted in a change in control of the Company.

On October 23, 2017, the Company changed its name to “ECARD INC.”, effective as of October 23, 2017.

On July 6, 2018, the Company submitted application materials to FINRA and requested to change its then ticker symbol from “EVRT” to “ECRD.” The Company’s common stock is currently quoted on the OTC Pink Market under the symbol “ECRD”.

All of the disclosures in this Quarterly Report on Form 10-Q must be viewed in light of the disposition of our sole operating subsidiary and the value of the value of the Company is now dependent upon its ability to locate and consummate the acquisition of an operating business with strong growth potential.

Results of Operations

For the quarter ended September 30, 2019, we had a net loss of $1,279, as compared to that of $10,406 for the same period in 2018. The decrease in loss was primarily due to a decrease in the Company’s operating expenses, which can be attributed to the Company’s better budget control. We do not expect this loss to recur in subsequent periods. Unless and until the Company acquires an operating business, we expect our expenses to consist of legal fees, accounting fees, and administrative costs related to maintaining a public company.

General and Administrative Expenses

General and administrative expenses were $1,279 as of September 30, 2019, as compared to that of $10,406 for the same period in 2018. General and administrative expenses consist primarily of professional fees.

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

Income Taxes

Income taxes are provided in accordance with FASB ASC 740 “Accounting for Income Taxes”. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. As of September 30, 2019, all deferred tax assets continue to be fully reserved.

Liquidity and Capital Resources

As of September 30, 2019, the Company had minimal cash.

As disclosed elsewhere in this Report, on October 5, 2017, the Company entered a certain SPA with Eastone Equities, LLC and certain selling stockholders, pursuant to which Eastone Equities, LLC acquired 44,566,412 shares of common stock of the Company from the selling stockholders for an aggregate purchase price of $295,000. The transactions contemplated in the SPA closed on October 9, 2017 and resulted in a change of control.

Simultaneously with the closing of the transactions contemplated in the SPA, effective as of October 23, 2017, Mr. Wayne Tsao was appointed as the Company’s Chief Executive Officer, President and Chairman of the Board. Ms. Charlene Cheng was appointed as the Chief Financial Officer and as a Director of the Board.

As a result of the closing of the transactions contemplated in the SPA and the resulting change of control, the Company started seeking to acquire an operating business with strong growth potential.

The value of the Company is now dependent upon our ability to locate and consummate the acquisition of an operating business with strong growth potential. As of the date of this Report, we have minimal cash. However, unless and until the Company acquires an operating business, we expect our expenses to consist of legal fees, accounting fees, and administrative costs related to maintaining a public company.

If the Company needs to raise additional funds, we intend to do so through equity and/or debt financing.

Going Concern Consideration

During the nine months ended September 30, 2019, the Company was unable to generate cash flows sufficient to support its operations and was dependent on capital contributions made by one significant stockholder. In addition, the Company has experienced recurring net losses, and has an accumulated deficit of $1,163,351 as of September 30, 2019. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

There can be no assurance that sufficient funds required during the next year or thereafter will be generated from any future operations or that funds will be available from external sources such as debt or equity financings or other potential sources. If the Company were unable to raise capital from external sources when required, there would be a material adverse effect on its business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company’s existing stockholders. The Company is currently seeking to acquire an operating company. However, there is no assurance that the Company will achieve this goal.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements as defined in Item 303(a) (4) (ii) of the SEC’s Regulation SK.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is not required to provide the information required by this Item as it is a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Control and Procedures.

Under the supervision and with the participation of our management, including our president and controller, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, our president and treasurer concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were not effective, based on having insufficient resources to establish an effective control and procedures environment during third quarter of 2019. Although we do have a subcontracted outside accountant, there is not enough personnel to establish proper controls and procedures with checks and balances at this time.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no issuance of options or shares, registered or not, during three-month period ended September 30, 2019.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the three-month period ended September 30, 2019.

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

ECARD, INC.

Dated: November 19, 2019	By:	/s/ Wayne Tsao
Wayne Tsao
Chairman, President and CEO