Form 10-K
period 2019-12-31
ECARD INC.
filed 2020-03-31
CIK 1552743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒ For the fiscal year ended December 31, 2019

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐ For the transition period from __________________ to __________________

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

As of June 28, 2019, the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $8,011,488.06, based upon the closing price of the registrant’s common stock as reported on the OTC market on such date. Because there is no active trading market for the Company’s common stock, the Company does not believe that the quoted price of its common stock is indicative of the actual value of such stock.

As of March 30, 2020, there were 49,511,775 shares, $0.0001 par value, of common stock outstanding.

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

ii

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

FISCAL YEAR 2019	HIGH	LOW
First Quarter	$7.50	$0.36
Second Quarter	$8.25	$1.03
Third Quarter	$1.62	$0.65
Fourth Quarter	$1.30	$0.75

FISCAL YEAR 2018	HIGH	LOW
First Quarter	$1.5	$0.25
Second Quarter	$1.00	$0.35
Third Quarter	$0.75	$0.35
Fourth Quarter	$0.75	$0.22

Our common stock last opened at $0.90 on March 30, 2020. However, currently, there is no active public trading market for our shares.

The sale of “restricted securities” (common stock) pursuant to Rule 144 of the SEC by members of management or any other person to whom any such securities may be issued in the future may have a substantial adverse impact on any such public market. For information regarding the requirements for re-sales under Rule 144, see the heading “Rule 144” below.

Holders

As of March 30, 2020 we had approximately 68 shareholders of record. We believe that additional beneficial owners of our common stock hold shares in street name.

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

Results of Operations

For the year ended December 31, 2019, we had net loss of $25,941 as compared to a net loss of $34,807 for the year ended December 31, 2018. The decrease in loss was due primarily to decrease in operating expenses through better budget control. This loss is not expected to recur in subsequent periods. Unless and until the Company completes the acquisition of an operating business, the Company’s expenses are expected to consist of the legal, accounting and administrative costs of maintaining a public company.

General and Administrative Expenses

General and administrative expenses were $25,941 for the year ended December 31, 2019 as compared to $34,807 for the year ended December 31, 2018. General and administrative expenses consist primarily of professional fees.

Loss from Continuing Operations

Loss from continuing operations was $25,941 during the year ended December 31, 2019, as compared to $34,807 during the year ended December 31, 2018. This decrease was primarily attributable to a decrease in professional fees for the year ended December 31, 2019.

Recent Developments

None.

Liquidity and Capital Resources

As of December 31, 2019, the Company had minimal cash.

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

Going Concern Consideration

The Company incurred losses from continuing operations of $25,941 and $34,807 for the years ended December 31, 2019 and 2018, respectively, and has an accumulated deficit of $1,172,916, and working capital deficit of $108,092 as of December 31, 2019. In addition, the Company had no net cash flows from operating activities for the year ended December 31, 2019. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Under the supervision and with the participation of our management, including our president and controller, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, our president and treasurer concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures were not effective, based on having insufficient resources to establish an effective control and procedures environment during 2019. Although we do have a subcontracted outside accountant, there is not enough personnel to establish proper controls and procedures with checks and balances at this time.

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

Our President evaluated the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013). Based on this evaluation, our President concluded that, as of December 31, 2019, our internal control over financial reporting were not effective, based on having insufficient resources to establish an effective control environment during 2019.

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

ITEM 9B: Other Information

None.

PART III

ITEM 10: Directors, Executive Officers, and Corporate Governance

 Directors and Executive Officers

NAME	AGE	POSITION(S)
Wayne Tsao	40	Director, Chairman, Chief Executive Officer, Interim Chief Financial Officer and President

Mr. Wayne Tsao, age 40 has extensive experience in the Financial Industry. From 2013 to 2015, he worked in Provider Relation Department of Centerlight Healthcare System. In 2012, Mr. Tsao worked for First Data Corporation, one of the largest credit card processing acquirers in the U.S. In 2015, Mr. Tsao served as the COO of Vergepay, a startup company that he has been worked with since its inception. While served as the COO of Vergepay, Mr. Tsao also worked for Sigue Corporation, a money transfer, remittance, and bill payment services provider. Mr. Tsao obtained his Bachelor of Arts in Psychology from State University of New York at Stony Brook. Mr. Tsao does not have any family relationship with any director or executive officer of the Company and has not been involved in any transaction with the Company during the past two years that would require disclosure under Item 404(a) of Regulation S-K.

On November 20, 2019, Ms. Charlene Cheng informed the Board of Directors that she resigned as the Company’s Chief Financial Officer and Director of the Board, effective immediately. Her resignation was not in connection with any known disagreement with the Company on any matter. On March 3, 2020, the Board of Directors appointed Mr. Wayne Tsao as the Company’s Interim Chief Financial Officer, to serve while the Company completes its search process for a permanent Chief Financial Officer. Mr. Tsao’s appointment as Interim CFO was effective March 3, 2020.

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

On or about August 12, 2014, we received a Notice of Department from the US Defense Logistics Agency (“DLA”) (the “Notice”). The Notice (i) prevents us from bidding on new government contracts and (ii) precludes the renewal of any existing contract that is otherwise renewable. The Notice was issued to us because our then CEO (who was also a significant shareholder of our company) is affiliated with a company that is alleged to have sold products to the DLA that did not conform to the applicable contract. The DLA has not alleged any wrongdoing whatsoever with respect to our company or its contracts with the DLA.

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

Compliance with Section 16(a) of the Exchange Act

The common stock of the Company is registered under the Exchange Act, and therefore, the officers, directors and holders of more than 10% of our outstanding shares are subject to the provisions of Section 16(a) which requires them to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely upon review of the copies of such forms furnished to us during the fiscal year ended December 31, 2019, there were no untimely filings of Section 16(a) reports.

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

ITEM 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

The following table sets forth the ownership by (i) any person known to us to be the beneficial owner of more than five percent (5%) of any of our outstanding voting securities and (ii) members of our management as of December 31, 2019. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. The persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based upon 49,511,775 shares of common stock outstanding at that date.

Beneficial Owners

	Title of	Amount and Nature of
Name and Address of Beneficial Owner	Class	Beneficial Ownership		Percent of Class
Eastone Equities LLC	Common Stock	44,566,412 Direct	(1)	90%

(1) Held of record by Kevin Wai Yam Yu, who is the sole manager and member of Eastone Equities LLC with sole voting and dispositive power of the 44,566,412 shares.

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

None.

Securities Authorized for Issuance under Equity Compensation Plans

None.

ITEM 13: Certain Relationships and Related Party Transactions, and Directors Independence

Transactions with Related Persons

During the year ended December 31, 2019, the Company’s current controlling shareholder paid expenses on behalf of the Company in the amount of $20,526. This amount has been recorded as amount due to related party. As of December 31, 2019, and 2018, the outstanding balance was $90,721 and $47,344, respectively. The balance is unsecured, non-interest bearing, and due on demand with no specified repayment schedule.

Promoters and Certain Control Persons

See the heading “Transactions with Related Persons” above.

Director Independence

Currently, we have no independent directors serving on our Board of Directors.

ITEM 14: Principal Accounting Fees and Services

The following table shows the fees that were billed for the audit and other services for 2019 and 2018.

	2019	2018
Audit Fees	$16,000	$16,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$16,000	$16,000

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

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm. Under the procedure, the Board approves the engagement letter with respect to audit and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit fees that were paid to the auditors with respect to 2019 were pre-approved by the entire Board of Directors.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(1) All financial statements

ECARD INC.

Financial Statements

As of and for the years ended December 31, 2019 and 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:	The Board of Directors and Stockholders of

ECARD INC.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of ECARD INC. (the Company) as of December 31, 2019 and 2018, and the related statements of operations, stockholders’ deficiency, and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019 and 2018, in conformity with accounting principles generally accepted in the United States of America.

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

March 30, 2020

We have served as the Company’s auditor since November 2, 2017

ECARD INC.

Balance Sheets

December 31, 2019 and 2018

	December 31, 2019	December 31, 2018

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Accounts payable	10,351	4,238
Due to related parties	90,721	70,195
Accrued liabilities	7,020	7,718
Current liabilities	108,092	82,151

Total liabilities	108,092	82,151

Commitments and contingencies

Stockholders’ deficiency
Preferred stock, $0.0001 par value, 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value, 250,000,000 shares authorized; 49,511,775 and 49,511,775 shares issued and outstanding at December 31, 2019 and 2018, respectively	4,951	4,951
Additional paid-in capital	1,059,873	1,059,873
Accumulated deficit	(1,172,916)	(1,146,975)
Total Stockholders’ deficiency	(108,092)	(82,151)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$-	$-

See accompanying notes to the financial statements

ECARD INC.

Statements of Operations

For the years ended December 31, 2019 and 2018

	2019	2018

Sales - Net	$-	$-

Operating Expenses
General and Administrative	25,941	34,807

Loss from operations	(25,941)	(34,807)

Other Income (expense)	-	-

Loss before tax	(25,941)	(34,807)

Income tax	-	-

Net loss	$(25,941)	$(34,087)

Net loss per share of common stock (basic and diluted)	$(0.00)	$(0.00)

Weighted average number of shares outstanding – basic and diluted	49,511,775	49,511,775

See accompanying notes to these financial statements

ECARD INC.

Statements of Stockholders’ Deficiency

For the Years ended December 31, 2019 and 2018

	Common Stock Issued		Common Stock to be Issued		Additional
	No.		No.		Paid
	of	Par	of	Par	in	Accumulated
	Shares	Value	Shares	Value	Capital	Deficit	Total
Balance at January 1, 2018	49,511,775	4,951	-	$-	$1,059,873	$(1,112,168)	$(47,344)
Net loss	-	-	-	-	-	(34,807)	(34,807)
Balance at December 31, 2018	49,511,775	4,951	-	$-	$1,059,873	$(1,146,975)	$(82,151)
Net loss	-	-	-	-	-	(25,941)	(25,941)
Balance at December 31, 2019	49,511,775	4,951	-	$-	$1,059,873	$(1,172,916)	$(108,092)

See accompanying notes to these financial statements

ECARD INC.

Statements of Cash Flows

For the years ended December 31, 2019 and 2018

	2019	2018

Cash Flows from Operating Activities
Net loss	$(25,941)	$(34,807)
Adjustments to reconcile net loss to net cash used in operating activities:
Expenses paid by former shareholder	-	-
Expenses paid by current shareholder	20,526	22,850
Increase in accounts payable and accrued expenses	5,415	11,956
Net cash used in operating activities	-	-

Decrease in Cash and Cash equivalents	-	5-

Cash and Cash Equivalents—Beginning of Period	-	-
Cash and Cash Equivalents—End of Period	$-	$-

Supplemental Disclosures
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

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

Basic and Diluted Earnings (Loss) Per Share

Basic earnings per share is based on the weighted average number of common shares outstanding. Diluted earnings per share is based on the weighted average number of common shares outstanding and dilutive common stock equivalents. Basic earnings per share is computed by dividing net income/loss available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Weighted average number of shares used to calculate basic and diluted loss per share is considered the same as the effect of dilutive shares is anti-dilutive for all periods presented. There were no potentially dilutive or anti-dilutive securities during the years ended December 31, 2019, and 2018.

Revenue Recognition

Revenue is recognized across all segments of the business when there is persuasive evidence of an arrangement, delivery has occurred, price has been fixed or is determinable, and collectability is reasonably assured. Revenue is recognized at the time title passes and risk of loss is transferred to customers. The Company did not earn revenue during the years ended December 31, 2019 and 2018.

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

NOTE 3. GOING CONCERN

During the year ended December 31, 2019, the Company has been unable to generate cash flows sufficient to support its operations and has been dependent on capital contributions prior controlling shareholders, and related party advances from the current controlling shareholder. In addition, the Company has experienced recurring net losses, and has an accumulated deficit of $1,172,916, and working capital deficit of $108,092 as of December 31, 2019.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

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

NOTE 4. RELATED PARTY TRANSACTIONS

During the year ended December 31, 2019, the Company’s current controlling shareholder paid expenses on behalf of the Company in the amount of $20,526. This amount has been recorded as amount due to related party. As of December 31, 2019 and 2018, the outstanding balance was $90,721 and $47,344, respectively. The balance is unsecured, non-interest bearing, and due on demand with no specified repayment schedule.

NOTE 5. STOCKHOLDERS’ EQUITY

Shares issued and outstanding

As of December 31, 2019 and 2018, there were 49,511,775 and 49,511,775 shares issued and outstanding, respectively.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Except as disclosed herein, we are not a party to any pending legal proceeding. To the knowledge of our management, except as disclosed herein, no federal, state or local governmental agency is presently contemplating any proceeding against us.

NOTE 7. INCOME TAXES

The Company is subject to U.S. federal income tax laws. The company incurred operating losses in 2019 and 2018. As of December 31, 2019, the Company had no previously recorded deferred tax assets based on net operating losses. In 2019, the Company continued to incur net operating losses; however, at the time of this report, management has not determined when it would generate taxable profits; accordingly, management has not recognized deferred tax assets for the year ended December 31, 2019.

The Company recorded annual minimum state franchise tax which has been expensed to its result of operations for the year ended December 31, 2019.

NOTE 8. COMMITMENTS AND CONTINGENCIES

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

ECARD, INC.

Date: March 31, 2020	By:	/s/ Wayne Tsao
Wayne Tsao
Title: Chairman, President and CEO

Date: March 31, 2020	By:	/s/ Wayne Tsao
Wayne Tsao
Title: Interim Chief Financial Officer