Form 10-Q
period 2020-06-30
ECARD INC.
filed 2020-08-14
CIK 1552743

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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
N/A

As of August 14, 2020, there were 49,511,775 shares of common stock, $0.0001 par value outstanding.

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ECARD INC.

Financial Statements

June 30, 2020 and December 31, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:	The Board of Directors and Stockholders of

ECARD INC.

Results of Review of Financial Statements

We have reviewed the accompanying condensed balance sheet of ECARD INC. as of June 30, 2020, the related condensed statements of operations for the three and six month periods ended June 30, 2020 and 2019, the condensed statements of stockholder’ deficiency for the six months ended June 30, 2020 and 2019, and the condensed statements of cash flows for the six month periods ended June 30, 2020 and 2019, including the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

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

WWC, P.C.

Certified Public Accountants

San Mateo, CA

August 14, 2020

ECARD INC.

Condensed Balance Sheets

June 30, 2020 and December 31, 2019

(Unaudited)

	June 30, 2020	December 31, 2019
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Accounts payable	31,877	10,351
Due to related parties	108,269	90,721
Accrued liabilities	3,020	7,020
Current liabilities	136,166	108,092

Total liabilities	143,166	108,092

Commitments and contingencies

Stockholders’ deficiency
Preferred stock, $0.0001 par value, 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value, 250,000,000 shares authorized; 49,512,775 and 49,511,775 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	4,951	4,951
Additional paid-in capital	1,059,873	1,059,873
Accumulated deficit	(1,207,990)	(1,172,916)
Total Stockholders’ deficiency	(143,166)	(108,092)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$-	$-

ECARD INC.

Condensed Statements of Operations

For the three and six months ended June 30, 2020 and 2019

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Sales - Net	$-	$-	$-	$-

Operating expenses
General and administrative	19,444	7,472	35,074	15,097

Loss from operations	(19,444)	(7,472)	(35,074)	(15,097)

Other income (expense)	-	-	-	-

Income tax	-	-	-	-

Net loss	$(19,444)	$(7,472)	$(35,074)	$(15,097)

Net Loss per share of common stock – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding – basic and diluted	49,511,910	49,511,775	49,511,842	49,511,775

ECARD INC.

Statements of Stockholders’ Deficiency

For the six months ended June 30, 2020 and 2019

(Unaudited)

	Common Stock Issued		Common Stock to be Issued		Additional
	No. of	Par	No. of	Par	Paid in	Accumulated
	Shares	Value	Shares	Value	Capital	Deficit	Total
Balance at January 1, 2019	49,511,775	$4,951	-	$-	$1,059,873	$(1,146,975)	$(82,151)
Net loss	-	-	-	-	-	(15,097)	(15,097)
Balance at June 30, 2019	49,511,775	$4,951	-	$-	$1,059,873	$(1,162,072)	$(97,248)

	Common Stock Issued		Common Stock to be Issued		Additional
	No. of	Par	No. of	Par	Paid in	Accumulated
	Shares	Value	Shares	Value	Capital	Deficit	Total
Balance at January 1, 2020	49,511,775	$4,951	-	$-	$1,059,873	$(1,172,916)	$(108,092)
Issuance of shares for acquisition (Note 1)	1,000	-	-	-	-	-	-
Net loss	-	-	-	-	-	(35,074)	(35,074)
Balance at June 30, 2020	49,512,775	$4,951	-	$-	$1,059,873	$(1,207,990)	$(143,166)

ECARD INC.

Condensed Statements of Cash Flows

For the six months ended June 30, 2020 and 2019

(Unaudited)

	For the six months ended,
	June 30,	June 30,
	2020	2019

Cash Flows from Operating Activities
Net loss	$(35,074)	$(7,625)
Adjustments to reconcile net loss to net cash used in operating activities:
Expenses paid by shareholder	17,548	9,821
(Decrease)/increase in accounts payable and accrued expenses	17,526	(2,196)
Net cash used in operating activities	-	-

Decrease in Cash and Cash equivalents	-	-

Cash and Cash Equivalents—Beginning of Period	-	-
Cash and Cash Equivalents—End of Period	$-	$-

Supplemental Disclosures
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

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

On June 3, 2020, the Company entered into a transaction to acquire all outstanding shares of EMall Inc., a Delaware corporation. The company issued 1,000 shares of the Company’s common stock, par value $0.0001 per share, on June 18, 2020 in exchange for all outstanding shares of EMall Inc. The Company subsequently entered into a cancellation agreement to cancel this transaction. The shares issued will be cancelled in accordance to the cancellation agreement. As of the date these financial statements are issued, the Company is in the process of cancelling the shares. Since the Company did not obtain any control of EMall Inc. and the transaction is subsequently cancelled, EMall Inc. was not consolidated into the Company’s financial statement as of and for the six months ended June 30, 2020. No gain or loss incurred as a result of this transaction.

Currently, the Company only possesses minimal assets and liabilities, and did not have any substantial business operations; accordingly, there were no significant revenues or positive cash flows for the six months ended June 30, 2020. Management’s efforts are focused on seeking out a new and profitable operating business with strong growth potential. From and after the sale, unless and until the Company completes an acquisition, its expenses are expected to consist solely of legal, accounting and compliance costs, including those related to complying with reporting obligations under the Securities and Exchange act of 1934.

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

The condensed financial statements of the Company as of and for six months ended June 30, 2020 and 2019 are unaudited. In the opinion of management, all adjustments (including normal recurring adjustments) have been made that are necessary to present fairly the financial position of the Company as of June 30, 2020, the results of its operations for the three and six months ended June 30, 2020 and 2019, and its cash flows for the six months ended June 30, 2020 and 2019. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full fiscal year. The condensed balance sheet at December 31, 2019 has been derived from the Company’s audited financial statements included in the Form 10-K for the year ended December 31, 2019.

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

Basic and Diluted Earnings (Loss) Per Share

Basic earnings per share is based on the weighted average number of common shares outstanding. Diluted earnings per share is based on the weighted average number of common shares outstanding and dilutive common stock equivalents. Basic earnings per share is computed by dividing net income/loss available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Weighted average number of shares used to calculate basic and diluted loss per share is considered the same as the effect of dilutive shares is anti-dilutive for all periods presented. There were no potentially dilutive or anti-dilutive securities during the six months ended June 30, 2020, and 2019.

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

NOTE 3. GOING CONCERN

During the six months ended June 30, 2020, the Company has been unable to generate cash flows sufficient to support its operations and has been dependent on capital contributions prior controlling shareholders, and related party advances from the current controlling shareholder. In addition, the Company has experienced recurring net losses, and has an accumulated deficit of $1,207,990, and working capital deficit of $143,166 as of June 30, 2020.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

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

NOTE 4. RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2020, the Company’s shareholder paid expenses on behalf of the Company in the amount of $17,548. This amount has been recorded as amount due to related party. As of June 30, 2020 and December 31, 2019, the outstanding balance was $108,269 and $90,721, respectively. The balance is unsecured, non-interest bearing, and due on demand with no specified repayment schedule.

NOTE 5. STOCKHOLDERS’ EQUITY

Shares issued and outstanding

As of June 30, 2020 and December 31, 2019, there were 49,512,775 and 49,511,775 shares issued and outstanding, respectively.

On June 18, 2020, the Company issued 1,000 shares to our CEO, Wayne Tsao, in exchange for all outstanding shares of EMall, Inc. This transaction is subsequently cancelled and the shares issued will be cancelled. See Note 1.

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

Results of Operations

For the quarter ended June 30, 2020, we had net loss of $19,444 as compared to a net loss of $7,472 for the year ended June 30, 2019. The increase in loss was due primarily to increase in professional fees. This loss is not expected to recur in subsequent periods. Unless and until the Company completes the acquisition of an operating business, the Company’s expenses are expected to consist of the legal, accounting and administrative costs of maintaining a public company.

General and Administrative Expenses

General and administrative expenses were $19,444 for the quarter ended June 30, 2020 as compared to $7,472 for the quarter ended June 30, 2019. General and administrative expenses consist primarily of professional fees.

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

Income Taxes

Income taxes are provided in accordance with FASB ASC 740 “Accounting for Income Taxes”. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. As of June 30, 2020, all deferred tax assets continue to be fully reserved.

Liquidity and Capital Resources

As of June 30, 2020, the Company had minimal cash.

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

Going Concern Consideration

During the six months ended June 30, 2020, the Company has been unable to generate cash flows sufficient to support its operations and has been dependent on capital contributions prior controlling shareholders, and related party advances from the current controlling shareholder. In addition, the Company has experienced recurring net losses, and has an accumulated deficit of $1,207,990, and working capital deficit of $143, 166 as of June 30, 2020. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Control and Procedures.

Under the supervision and with the participation of our management, including our president and controller, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, our president and treasurer concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were not effective, based on having insufficient resources to establish an effective control and procedures environment during the second quarter of 2020. Although we do have a subcontracted outside accountant, there is not enough personnel to establish proper controls and procedures with checks and balances at this time.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 3, 2020, the Company entered into a transaction whereby Tsao Wei H (“Tsao”) contributed all of the issued and outstanding capital stock of EMall Inc., a Delaware corporation, to the Company in exchange for 1,000 shares of the Company’s common stock, par value $0.0001 per share (the “Transaction”). On August 12, 2020, the Company and Tsao acknowledged and agreed that the Transaction shall be cancelled and nullified, and any agreement related to the Transaction shall be null and void and of no legal effect whatsoever, in each case, retroactively as of June 3, 2020.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the three-month period ended June 30, 2020.

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

Dated: August 14, 2020

ECARD, INC.

By:	/s/ Wayne Tsao
Wayne Tsao
Chairman, President and CEO