Form 10-Q
period 2020-09-30
ECARD INC.
filed 2020-11-16
CIK 1552743

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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
N/A

As of November 16, 2020, there were 49,511,775 shares of common stock, $0.0001 par value outstanding.

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ECARD INC.

Financial Statements

September 30, 2020 and December 31, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:	The Board of Directors and Stockholders of
ECARD INC.

Results of Review of Financial Statements

We have reviewed the accompanying condensed balance sheet of ECARD INC. as of September 30, 2020, the related condensed statements of operations for the three and nine month periods ended September 30, 2020 and 2019, the condensed statements of stockholder’ deficiency for the nine months ended September 30, 2020 and 2019, and the condensed statements of cash flows for the nine month periods ended September 30, 2020 and 2019, including the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

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

WWC, P.C.

Certified Public Accountants

San Mateo, CA

November 16, 2020

ECARD INC.

Condensed Balance Sheets

September 30, 2020 and December 31, 2019

(Unaudited)

	September 30, 2020	December 31, 2019
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Accounts payable	38,265	10,351
Due to related parties	104,803	90,721
Accrued liabilities	3,020	7,020
Current liabilities	146,088	108,092

Total liabilities	146,088	108,092

Commitments and contingencies

Stockholders’ deficiency
Preferred stock, $0.0001 par value, 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value, 250,000,000 shares authorized; 49,511,775 and 49,511,775 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	4,951	4,951
Additional paid-in capital	1,059,873	1,059,873
Accumulated deficit	(1,210,912)	(1,172,916)
Total Stockholders’ deficiency	(146,088)	(108,092)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$-	$-

ECARD INC.

Condensed Statements of Operations

For the three and nine months ended September 30, 2020 and 2019

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Sales - Net	$-	$-	$-	$-

Operating expenses
General and administrative	2,922	1,279	37,996	16,376

Loss from operations	(2,922)	(1,279)	(37,996)	(16,376)

Other income (expense)	-	-	-	-

Income tax	-	-	-	-

Net loss	$(2,922)	$(1,279)	$(37,996)	$(16,376)

Net Loss per share of common stock – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding – basic and diluted	49,511,775	49,511,775	49,511,775	49,511,775

ECARD INC.

Statements of Stockholders’ Deficiency

For the nine months ended September 30, 2020 and 2019

(Unaudited)

	Common Stock Issued		Additional
	No. of	Par	Paid in	Accumulated
	Shares	Value	Capital	Deficit	Total
Balance at January 1, 2019	49,511,775	$4,951	$1,059,873	$(1,146,975)	$(82,151)
Net loss	-	-	-	(16,376)	(16,376)
Balance at September 30, 2019	49,511,775	$4,951	$1,059,873	$(1,163,351)	$(98,527)

	Common Stock Issued		Additional
	No. of	Par	Paid in	Accumulated
	Shares	Value	Capital	Deficit	Total
Balance at January 1, 2020	49,511,775	$4,951	$1,059,873	$(1,172,916)	$(108,092)
Shares issued for acquisition	1,000	-	-	-	-
Shares cancelled for acquisition	(1,000)	-	-	-	-
Net loss	-	-	-	(37,996)	(37,996)
Balance at September 30, 2020	49,511,775	$4,951	$1,059,873	$(1,210,912)	$(146,088)

ECARD INC.

Condensed Statements of Cash Flows

For the nine months ended September 30, 2020 and 2019

(Unaudited)

	For the nine months ended,
	September 30,	September 30,
	2020	2019

Cash Flows from Operating Activities
Net loss	$(37,996)	$(16,376)
Adjustments to reconcile net loss to net cash used in operating activities:
Expenses paid by shareholder	14,082	12,828
(Decrease)/increase in accounts payable and accrued expenses	23,914	3,548
Net cash used in operating activities	-	-

Decrease in Cash and Cash equivalents	-	-

Cash and Cash Equivalents—Beginning of Period	-	-
Cash and Cash Equivalents—End of Period	$-	$-

Supplemental Disclosures
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

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

On June 3, 2020, the Company entered into a transaction to acquire all outstanding shares of EMall Inc., a Delaware corporation. The company issued 1,000 shares of the Company’s common stock, par value $0.0001 per share, on June 18, 2020 in exchange for all outstanding shares of EMall Inc. The Company subsequently entered into a cancellation agreement to cancel this transaction. The shares issued in relation to this transaction were cancelled on August 14, 2020 in accordance with the cancellation agreement. No gain or loss incurred as a result of this transaction.

Currently, the Company only possesses minimal assets and liabilities, and did not have any substantial business operations; accordingly, there were no significant revenues or positive cash flows for the nine months ended September 30, 2020. Management’s efforts are focused on seeking out a new and profitable operating business with strong growth potential. From and after the sale, unless and until the Company completes an acquisition, its expenses are expected to consist solely of legal, accounting and compliance costs, including those related to complying with reporting obligations under the Securities and Exchange act of 1934.

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

The condensed financial statements of the Company as of and for the nine months ended September 30, 2020 and 2019 are unaudited. In the opinion of management, all adjustments (including normal recurring adjustments) have been made that are necessary to present fairly the financial position of the Company as of September 30, 2020, the results of its operations for the three and nine months ended September 30, 2020 and 2019, and its cash flows for the nine months ended September 30, 2020 and 2019. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full fiscal year. The condensed balance sheet at December 31, 2019 has been derived from the Company’s audited financial statements included in the Form 10-K for the year ended December 31, 2019.

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

Basic and Diluted Earnings (Loss) Per Share

Basic earnings per share is based on the weighted average number of common shares outstanding. Diluted earnings per share is based on the weighted average number of common shares outstanding and dilutive common stock equivalents. Basic earnings per share is computed by dividing net income/loss available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Weighted average number of shares used to calculate basic and diluted loss per share is considered the same as the effect of dilutive shares is anti-dilutive for all periods presented. There were no potentially dilutive or anti-dilutive securities during the nine months ended September 30, 2020 and 2019.

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

NOTE 3. GOING CONCERN

During the nine months ended September 30, 2020, the Company has been unable to generate cash flows sufficient to support its operations and has been dependent on capital contributions prior controlling shareholders, and related party advances from the current controlling shareholder. In addition, the Company has experienced recurring net losses, and has an accumulated deficit of $1,210,912, and working capital deficit of $146,088 as of September 30, 2020.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

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

NOTE 4. RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2020, the Company’s shareholder paid expenses on behalf of the Company in the amount of $14,082. This amount has been recorded as amount due to related party. As of September 30, 2020 and December 31, 2019, the outstanding balance was $104,803 and $90,721, respectively. The balance is unsecured, non-interest bearing, and due on demand with no specified repayment schedule.

NOTE 5. STOCKHOLDERS’ EQUITY

Shares issued and outstanding

As of September 30, 2020 and December 31, 2019, there were 49,511,775 and 49,511,775 shares issued and outstanding, respectively.

On June 18, 2020, the Company issued 1,000 shares to our CEO, Wayne Tsao, in exchange for all outstanding shares of EMall, Inc. This transaction is subsequently cancelled and the shares issued was cancelled on August 14, 2020. See Note 1.

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

Results of Operations

For the quarter ended September 30, 2020, we had net loss of $2,922 as compared to a net loss of $1,279 for the quarter ended September 30, 2019. The increase in loss was due primarily to increase in professional fees. This loss is not expected to recur in subsequent periods. Unless and until the Company completes the acquisition of an operating business, the Company’s expenses are expected to consist of the legal, accounting and administrative costs of maintaining a public company.

General and Administrative Expenses

General and administrative expenses were $2,922 for the quarter ended September 30, 2020 as compared to $1,279 for the quarter ended September 30, 2019. General and administrative expenses consist primarily of professional fees.

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

Income Taxes

Income taxes are provided in accordance with FASB ASC 740 “Accounting for Income Taxes”. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. As of September 30, 2020, all deferred tax assets continue to be fully reserved.

Liquidity and Capital Resources

As of September 30, 2020, the Company had minimal cash.

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

Going Concern Consideration

During the nine months ended September 30, 2020, the Company has been unable to generate cash flows sufficient to support its operations and has been dependent on capital contributions from prior controlling shareholders, and related party advances from the current controlling shareholder. In addition, the Company has experienced recurring net losses, and has an accumulated deficit of $1,210,912, and working capital deficit of $146,088 as of September 30, 2020. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Control and Procedures.

Under the supervision and with the participation of our management, including our president and controller, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, our president and treasurer concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were not effective, based on having insufficient resources to establish an effective control and procedures environment during the third quarter of 2020. Although we do have a subcontracted outside accountant, there is not enough personnel to establish proper controls and procedures with checks and balances at this time.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no issuance of options or shares, registered or not, during three-month period ended September 30, 2020.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the three-month period ended September 30, 2020.

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

Dated: November 16, 2020

ECARD, INC.

By:	/s/ Wayne Tsao
Wayne Tsao
Chairman, President and CEO