Form 10-K
period 2020-12-31
UNIVERSAL GLOBAL HUB INC.
filed 2021-04-15
CIK 1552743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒ For the fiscal year ended December 31, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐ For the transition period from __________________ to __________________

Commission File Number: 000-54758

UNIVERSAL GLOBAL HUB INC.

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

As of June 30, 2020, the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $8,011,488.06, based upon the closing price of the registrant’s common stock as reported on the OTC market on such date. Because there is no active trading market for the Company’s common stock, the Company does not believe that the quoted price of its common stock is indicative of the actual value of such stock.

As of March 31, 2021, there were 49,511,775 shares, $0.0001 par value, of common stock outstanding.

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

The forward-looking statements speak only as of the date on which they are made, and, except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. References in this report to the “Company,” “we,” “our,” and “us” refer to the registrant, Universal Global Hub Inc.

ii

PART I

ITEM 1. Business

Our Company

Universal Global Hub Inc. (the “Company” or “we” or “us”) formerly known first as The Enviromart Companies, Inc. and then as ECARD INC., was incorporated under the laws of the State of Delaware on June 18, 2012. On June 21, 2013, the Company completed an acquisition of intangible assets comprised of intellectual property and trademarks from its former Chief Executive Officer. In conjunction with the acquisition of the intangible assets, the Company commenced operations.

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

On March 15, 2021, the Company, changed its name to “Universal Global Hub Inc.”

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

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

We currently maintain our corporate offices at 6141 186th Street, Suite 688, Fresh Meadows, NY 11365.

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

PART II

ITEM 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted in the OTC market (OTCPINK) under the symbol “UGHB”. The following table sets forth the high and low sales prices as reported on the OTC market. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

FISCAL YEAR 2020	HIGH	LOW
First Quarter	$1.36	$0.70
Second Quarter	$1.00	$0.55
Third Quarter	$0.82	$0.60
Fourth Quarter	$0.60	$0.55

FISCAL YEAR 2019	HIGH	LOW
First Quarter	$7.50	$0.36
Second Quarter	$8.25	$1.03
Third Quarter	$1.62	$0.65
Fourth Quarter	$1.30	$0.75

Our common stock last opened at $0.46 on April 15, 2021. However, currently, there is no active public trading market for our shares.

The sale of “restricted securities” (common stock) pursuant to Rule 144 of the SEC by members of management or any other person to whom any such securities may be issued in the future may have a substantial adverse impact on any such public market. For information regarding the requirements for re-sales under Rule 144, see the heading “Rule 144” below.

Holders

As of March 31, 2021 we had approximately 68 shareholders of record. We believe that additional beneficial owners of our common stock hold shares in street name.

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

On March 15, 2021, the Company changed its name to “Universal Global Hub Inc.”, pursuant to the filing of a Certificate of Amendment with the Secretary of State of Delaware.

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

On March 15, 2021, the Company, with the unanimous approval of its Board by written consent in lieu of a meeting, has changed its name to “Universal Global Hub Inc.”, effective as of March 15, 2021, pursuant to the filing of a Certificate of Amendment with the Secretary of State of Delaware.

On March 19, 2021, with the consent of FINRA, the Company changed its ticker symbol from “ECRD” to “UGHB”.

The Company’s common stock is currently quoted on the OTC market (OTCPINK), under the symbol “UGHB”.

All of the disclosures in this Annual Report on Form 10-K must be viewed in light of the disposition of our sole operating subsidiary, as our operating business has been discontinued, and the value of our company is now dependent upon our ability to locate and consummate the acquisition of an operating business with strong growth potential.

Results of Operations

For the year ended December 31, 2020, we had net loss of $53,723 as compared to a net loss of $25,941 for the year ended December 31, 2019. The increase in loss was due primarily to increase in operating expenses. This loss is not expected to recur in subsequent periods. Unless and until the Company completes the acquisition of an operating business, the Company’s expenses are expected to consist of the legal, accounting and administrative costs of maintaining a public company.

General and Administrative Expenses

General and administrative expenses were $53,723 for the year ended December 31, 2020 as compared to $25,941 for the year ended December 31, 2019. General and administrative expenses consist primarily of professional fees.

Loss from Continuing Operations

Loss from continuing operations was $53,723 during the year ended December 31, 2020, as compared to $25,941 during the year ended December 31, 2019. This increase was primarily attributable to a increase in professional fees for the year ended December 31, 2020.

Recent Developments

None.

Liquidity and Capital Resources

As of December 31, 2020, the Company had minimal cash.

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

Going Concern Consideration

The Company incurred losses from continuing operations of $53,723 and $25,941 for the years ended December 31, 2020 and 2019, respectively, and has an accumulated deficit of $1,226,639, and working capital deficit of $161,815 as of December 31, 2020. In addition, the Company had no net cash flows from operating activities for the year ended December 31, 2020. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Under the supervision and with the participation of our management, including our president and controller, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, our president and treasurer concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures were not effective, based on having insufficient resources to establish an effective control and procedures environment during 2020. Although we do have a subcontracted outside accountant, there is not enough personnel to establish proper controls and procedures with checks and balances at this time.

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

Our President evaluated the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013). Based on this evaluation, our President concluded that, as of December 31, 2020, our internal control over financial reporting were not effective, based on having insufficient resources to establish an effective control environment during 2020.

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

ITEM 9B: Other Information

None.

PART III

ITEM 10: Directors, Executive Officers, and Corporate Governance

Directors and Executive Officers

NAME	AGE	POSITION(S)
Wayne Tsao	41	Director, Chairman, Chief Executive Officer, Interim Chief Financial Officer and President

Mr. Wayne Tsao, age 41 has extensive experience in the Financial Industry. From 2013 to 2015, he worked in Provider Relation Department of Centerlight Healthcare System. In 2012, Mr. Tsao worked for First Data Corporation, one of the largest credit card processing acquirers in the U.S. In 2015, Mr. Tsao served as the COO of Vergepay, a startup company that he has been worked with since its inception. While served as the COO of Vergepay, Mr. Tsao also worked for Sigue Corporation, a money transfer, remittance, and bill payment services provider. Mr. Tsao obtained his Bachelor of Arts in Psychology from State University of New York at Stony Brook. Mr. Tsao does not have any family relationship with any director or executive officer of the Company and has not been involved in any transaction with the Company during the past two years that would require disclosure under Item 404(a) of Regulation S-K.

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

Compliance with Section 16(a) of the Exchange Act

The common stock of the Company is registered under the Exchange Act, and therefore, the officers, directors and holders of more than 10% of our outstanding shares are subject to the provisions of Section 16(a) which requires them to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely upon review of the copies of such forms furnished to us during the fiscal year ended December 31, 2020, there were no untimely filings of Section 16(a) reports.

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

ITEM 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

The following table sets forth the ownership by (i) any person known to us to be the beneficial owner of more than five percent (5%) of any of our outstanding voting securities and (ii) members of our management as of December 31, 2020. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. The persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based upon 49,511,775 shares of common stock outstanding at that date.

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

None.

Securities Authorized for Issuance under Equity Compensation Plans

None.

ITEM 13: Certain Relationships and Related Party Transactions, and Directors Independence

Transactions with Related Persons

During the year ended December 31, 2020, the Company’s current controlling shareholder paid expenses on behalf of the Company in the amount of $18,749. This amount has been recorded as amount due to related party. As of December 31, 2020, and 2019, the outstanding balance was $109,470 and $90,721, respectively. The balance is unsecured, non-interest bearing, and due on demand with no specified repayment schedule.

Promoters and Certain Control Persons

See the heading “Transactions with Related Persons” above.

Director Independence

Currently, we have no independent directors serving on our Board of Directors.

ITEM 14: Principal Accounting Fees and Services

The following table shows the fees that were billed for the audit and other services for 2020 and 2019.

	2020	2019
Audit Fees	$16,000	$16,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$16,000	$16,000

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

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm. Under the procedure, the Board approves the engagement letter with respect to audit and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit fees that were paid to the auditors with respect to 2020 were pre-approved by the entire Board of Directors.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(1) All financial statements

Universal Global Hub Inc.

(formerly known as ECARD INC.)

Financial Statements

As of and for the years ended December 31, 2020 and 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:	The Board of Directors and Stockholders of
Universal Global Hub Inc. (formerly known as ECARD INC.)

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Universal Global Hub Inc. (formerly known as ECARD INC.) (the Company) as of December 31, 2020 and 2019, and the related statements of operations, stockholders’ deficiency, and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020 and 2019, in conformity with accounting principles generally accepted in the United States of America.

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

WWC, P.C.

Certified Public Accountants

San Mateo, CA

April 15, 2021

We have served as the Company’s auditor since November 2, 2017

Universal Global Hub Inc.

Balance Sheets

December 31, 2020 and 2019

	December 31, 2020	December 31, 2019
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Accounts payable	45,325	10,351
Due to related parties	109,470	90,721
Accrued liabilities	7,020	7,020
Current liabilities	161,815	108,092

Total liabilities	161,815	108,092

Commitments and contingencies

Stockholders’ deficiency
Preferred stock, $0.0001 par value, 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value, 250,000,000 shares authorized; 49,511,775 and 49,511,775 shares issued and outstanding at December 31, 2020 and 2019, respectively	4,951	4,951
Additional paid-in capital	1,059,873	1,059,873
Accumulated deficit	(1,226,639)	(1,172,916)
Total Stockholders’ deficiency	(161,815)	(108,092)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$-	$-

See accompanying notes to the financial statements

Universal Global Hub Inc.

Statements of Operations

For the years ended December 31, 2020 and 2019

	2020	2019
Sales - Net	$-	$-

Operating Expenses
General and Administrative	53,723	25,941

Loss from operations	(53,723)	(25,941)

Other Income (expense)	-	-

Loss before tax	(53,723)	(25,941)

Income tax	-	-

Net loss	$(53,723)	$(25,941)

Net loss per share of common stock (basic and diluted)	$(0.00)	$(0.00)

Weighted average number of shares outstanding – basic and diluted	49,511,775	49,511,775

See accompanying notes to these financial statements

Universal Global Hub Inc.

Statements of Stockholders’ Deficiency

For the Years ended December 31, 2020 and 2019

	Common Stock Issued		Common Stock to be Issued		Additional
	No. of	Par	No. of	Par	Paid in	Accumulated
	Shares	Value	Shares	Value	Capital	Deficit	Total
Balance at January 1, 2019	49,511,775	4,951	-	$-	$1,059,873	$(1,146,975)	$(82,151)
Net loss	-	-	-	-	-	(25,941)	(25,941)
Balance at December 31, 2019	49,511,775	4,951	-	$-	$1,059,873	$(1,172,916)	$(108,092)
Net loss	-	-	-	-	-	(53,723)	(53,723)
Balance at December 31, 2020	49,511,775	4,951	-	$-	$1,059,873	$(1,226,639)	$(161,815)

See accompanying notes to these financial statements

Universal Global Hub Inc.

Statements of Cash Flows

For the years ended December 31, 2020 and 2019

	2020	2019
Cash Flows from Operating Activities
Net loss	$(53,723)	$(25,941)
Adjustments to reconcile net loss to net cash used in operating activities:
Expenses paid by former shareholder	-	-
Expenses paid by current shareholder	18,749	20,526
Increase in accounts payable and accrued expenses	34,974	5,415
Net cash used in operating activities	-	-

Decrease in Cash and Cash equivalents	-	-

Cash and Cash Equivalents—Beginning of Period	-	-
Cash and Cash Equivalents—End of Period	$-	$-

Supplemental Disclosures
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

See accompanying notes to these financial statements

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Universal Global Hub Inc. (the “Company”), formerly known as ECARD INC. until March 15, 2021, was incorporated under the laws of the State of Delaware on June 18, 2012. On June 21, 2013, the Company completed an acquisition of intangible assets comprised of intellectual property and trademarks from its former Chief Executive Officer. In conjunction with the acquisition of the intangible assets, the Company commenced operations.

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

On October 23, 2017, the Company, with the unanimous approval of its board of directors by written consent in lieu of a meeting, filed a Certificate of Amendment (the “Second Certificate of Amendment”) with the Secretary of State of Delaware. As a result of the Second Certificate of Amendment, the Company changed its name from “The Enviromart Companies, Inc.” to “ECARD INC.”, effective as of October 23, 2017.

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

On March 15, 2021, the Company changed its name to “Universal Global Hub Inc.”

Currently, the Company only possesses minimal assets and liabilities, and did not have any substantial business operations; accordingly, there were no significant revenues or positive cash flows for the year ended December 31, 2020. Management’s efforts are focused on seeking out a new and profitable operating business with strong growth potential. From and after the sale, unless and until the Company completes an acquisition, its expenses are expected to consist solely of legal, accounting and compliance costs, including those related to complying with reporting obligations under the Securities and Exchange act of 1934.

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

Basic and Diluted Earnings (Loss) Per Share

Basic loss per share is based on the weighted average number of common shares outstanding. Diluted earnings per share is based on the weighted average number of common shares outstanding and dilutive common stock equivalents. Basic loss per share is computed by dividing net loss available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Weighted average number of shares used to calculate basic and diluted loss per share is considered the same as the effect of dilutive shares is anti-dilutive for all periods presented. There were no potentially dilutive or anti-dilutive securities during the years ended December 31, 2020, and 2019.

Revenue Recognition

Revenue is recognized across all segments of the business when there is persuasive evidence of an arrangement, delivery has occurred, price has been fixed or is determinable, and collectability is reasonably assured. Revenue is recognized at the time title passes and risk of loss is transferred to customers. The Company did not earn revenue during the years ended December 31, 2020 and 2019.

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

NOTE 3. GOING CONCERN

During the year ended December 31, 2020, the Company has been unable to generate cash flows sufficient to support its operations and has been dependent on capital contributions prior controlling shareholders, and related party advances from the current controlling shareholder. In addition, the Company has experienced recurring net losses, and has an accumulated deficit of $1,226,639, and working capital deficit of $161,815 as of December 31, 2020. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

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

NOTE 4. RELATED PARTY TRANSACTIONS

During the year ended December 31, 2020, the Company’s current controlling shareholder paid expenses on behalf of the Company in the amount of $18,749. This amount has been recorded as amount due to related party. As of December 31, 2020 and 2019, the outstanding balance was $109,470 and $90,721, respectively. The balance is unsecured, non-interest bearing, and due on demand with no specified repayment schedule.

NOTE 5. STOCKHOLDERS’ EQUITY

Shares issued and outstanding

As of December 31, 2020 and 2019, there were 49,511,775 and 49,511,775 shares issued and outstanding, respectively.

On June 18, 2020, the Company issued 1,000 shares to its CEO, Wayne Tsao, in exchange for all outstanding shares of EMall, Inc. This transaction is subsequently cancelled and the shares issued was cancelled on August 14, 2020. See Note 1.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Except as disclosed herein, we are not a party to any pending legal proceeding. To the knowledge of our management, except as disclosed herein, no federal, state or local governmental agency is presently contemplating any proceeding against us.

NOTE 7. INCOME TAXES

The Company is subject to U.S. federal income tax laws. The company incurred operating losses in the 2020 and 2019. As of December 31, 2020, the Company had no previously recorded deferred tax assets based on net operating losses. In 2020, the Company continued to incur net operating losses; however, at the time of this report, management has not determined when it would generate taxable profits; accordingly, management has not recognized deferred tax assets for the year ended December 31, 2020.

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

(3) Exhibits

Exhibit No.	Description
3.1*	Certificate of Incorporation, as amended (Incorporated by reference to the Form 8-K, Exhibit 3.1, filed on March 18, 2021)

3.2*	Bylaws (Incorporated by reference to the Form 10, Exhibit 3.2, filed on July 9, 2012)

4.1*	Specimen Stock Certificate (Incorporated by reference to the Form 10, Exhibit 4.1, filed on July 9, 2012)

10.1*	Stock Purchase and Sale between Registrant, Enviromart Industries, Inc. and Michael R. Rosa, dated March 21, 2016 (Incorporated by reference to the Form 10-K, Exhibit 10.11, filed on April 14, 2016)

31.1**	Certification of Chief Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant Section 302 of the Sarbanes Oxley Act of 2002

31.2**	Certification of Chief Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant Section 302 of the Sarbanes Oxley Act of 2002

32.1***	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2***	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

*	Previously filed
**	Filed herewith
***	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 herewith are deemed to accompany this Form 10-K and will not be deemed filed for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act.

Item 16. Form 10–K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIVERSAL GLOBAL HUB INC.

Date: April 15, 2021	By:	/s/ Wayne Tsao
Wayne Tsao
Title: Chairman, President and CEO

Date: April 15, 2021	By:	/s/ Wayne Tsao
Wayne Tsao
Title: Interim Chief Financial Officer