Form 10-Q
period 2021-09-30
UNIVERSAL GLOBAL HUB INC.
filed 2021-11-15
CIK 1552743

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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
N/A

As of November 4, 2021, there were 49,511,775 shares of common stock, $0.0001 par value outstanding.

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Universal Global Hub Inc.

Financial Statements

September 30, 2021 and December 31, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:	The Board of Directors and Stockholders of

Universal Global Hub Inc. (formerly known as ECARD INC.)

Results of Review of Financial Statements

We have reviewed the accompanying condensed balance sheet of Universal Global Hub Inc. (formerly known as ECARD INC.) as of September 30, 2021, the related condensed statements of operations for the three and nine month periods ended September 30, 2021 and 2020, the condensed statements of stockholder’ deficiency for the nine months ended September 30, 2021 and 2020, and the condensed statements of cash flows for the nine month periods ended September 30, 2021 and 2020, including the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company had incurred substantial losses during the period, and has a working capital deficit, which raises substantial doubt about its ability to continue as a going concern. Management’s plan regarding these matters is described in Note 3. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

WWC, P.C.

Certified Public Accountants

San Mateo, CA

November 15, 2021

Universal Global Hub Inc.

Condensed Balance Sheets

September 30, 2021 and December 31, 2020

(Unaudited)

	September 30, 2021	December 31, 2020
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Accounts payable	61,126	45,325
Due to related parties	121,315	109,470
Accrued liabilities	3,020	7,020
Current liabilities	185,461	161,815

Total liabilities	185,461	161,815

Commitments and contingencies

Stockholders’ deficiency
Preferred stock, $0.0001 par value, 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value, 250,000,000 shares authorized; 49,511,775 and 49,511,775 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	4,951	4,951
Additional paid-in capital	1,059,873	1,059,873
Accumulated deficit	(1,250,285)	(1,226,639)
Total Stockholders’ deficiency	(185,461)	(161,815)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$-	$-

Universal Global Hub Inc.

Condensed Statements of Operations

For the three and nine months ended September 30, 2021 and 2020

(Unaudited)

	For the Three months ended		For the Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2021	2020	2021	2020

Sales - Net	$-	$-	$-	$-

Operating Expenses
General and Administrative	5,026	2,922	23,646	37,996

Loss from operations	(5,026)	(2,922)	(23,646)	(37,996)

Other Income (expense)	-	-

Loss before tax	(5,026)	(2,922)	(23,646)	(37,996)

Income tax	-	-

Net loss	$(5,026)	$(2,922)	(23,646)	(37,996)

Net loss per share of common stock (basic and diluted)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding – basic and diluted	49,511,775	49,511,775	49,511,775	49,511,775

Universal Global Hub Inc.

Statements of Stockholders’ Deficiency

For the nine months ended September 30, 2021 and 2020

(Unaudited)

	Common Stock Issued		Common Stock to be Issued		Additional
	No. of	Par	No. of	Par	Paid in	Accumulated
	Shares	Value	Shares	Value	Capital	Deficit	Total
Balance at January 1, 2020	49,511,775	$4,951	-	$-	$1,059,873	$(1,172,916)	$(108,092)
Issuance of shares for acquisition	1,000	-	-	-	-	-	-
Shares cancelled for acquisition	(1,000)	-	-	-	-	-	-
Net loss	-	-	-	-	-	(37,996)	(37,996)
Balance at September 30, 2020	49,511,775	$4,951	-	$-	$1,059,873	$(1,210,912)	$(146,088)

	Common Stock Issued		Common Stock to be Issued		Additional
	No. of	Par	No. of	Par	Paid in	Accumulated
	Shares	Value	Shares	Value	Capital	Deficit	Total
Balance at January 1, 2021	49,511,775	$4,951	-	$-	$1,059,873	$(1,226,639)	$(161,815)
Net loss	-	-	-	-	-	(23,646)	(23,646)
Balance at September 30, 2021	49,511,775	$4,951	-	$-	$1,059,873	$(1,250,285)	$(185,461)

Universal Global Hub Inc.

Condensed Statements of Cash Flows

For the nine months ended September 30, 2021 and 2020

(Unaudited)

	For the Nine months ended,
	September 30,	September 30,
	2021	2020

Cash Flows from Operating Activities
Net loss	$(23,646)	$(37,996)
Adjustments to reconcile net loss to net cash used in operating activities:
Expenses paid by shareholder	11,845	14,082
Increase in accounts payable and accrued expenses	11,801	23,914
Net cash used in operating activities	-	-

Decrease in Cash and Cash equivalents	-	-

Cash and Cash Equivalents—Beginning of Period	-	-
Cash and Cash Equivalents—End of Period	$-	$-

Supplemental Disclosures
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

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

On March 15, 2021, the Company changed its name to “Universal Global Hub Inc.”

Currently, the Company only possesses minimal assets and liabilities, and did not have any substantial business operations; accordingly, there were no significant revenues or positive cash flows for the nine months ended September 30, 2021. Management’s efforts are focused on seeking out a new and profitable operating business with strong growth potential. From and after the sale, unless and until the Company completes an acquisition, its expenses are expected to consist solely of legal, accounting and compliance costs, including those related to complying with reporting obligations under the Securities and Exchange act of 1934.

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

The condensed financial statements of the Company as of and for nine months ended September 30, 2021 and 2020 are unaudited. In the opinion of management, all adjustments (including normal recurring adjustments) have been made that are necessary to present fairly the financial position of the Company as of September 30, 2021, the results of its operations for the three and nine months ended September 30, 2021 and 2020, and its cash flows for the nine months ended September 30, 2021 and 2020. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full fiscal year. The condensed balance sheet at December 31, 2020 has been derived from the Company’s audited financial statements included in the Form 10-K for the year ended December 31, 2020.

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

Basic and Diluted Earnings (Loss) Per Share

Basic earnings (loss) per share is based on the weighted average number of common shares outstanding. Diluted earnings (loss) per share is based on the weighted average number of common shares outstanding and dilutive common stock equivalents. Basic earnings (loss) per share is computed by dividing net income/loss available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Weighted average number of shares used to calculate basic and diluted earnings (loss) per share is considered the same as the effect of dilutive shares is anti-dilutive for all periods presented. There were no potentially dilutive or anti-dilutive securities during the nine months ended September 30, 2021, and 2020.

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

NOTE 3. GOING CONCERN

During the nine months ended September 30, 2021, the Company has been unable to generate cash flows sufficient to support its operations and has been dependent on capital contributions prior controlling shareholders, and related party advances from the current controlling shareholder. In addition, the Company has experienced recurring net losses, and has an accumulated deficit of $1,250,285, and working capital deficit of $185,461 as of September 30, 2021.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

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

NOTE 4. RELATED PARTY TRANSACTIONS

As of September 30, 2021 and December 31, 2020, the outstanding balance was $ 121,315 and $109,470, respectively. The balance is unsecured, non-interest bearing, and due on demand with no specified repayment schedule.

NOTE 5. STOCKHOLDERS’ EQUITY

Shares issued and outstanding

As of September 30, 2021 and December 31, 2020, there were 49,511,775 and 49,511,775 shares issued and outstanding, respectively.

On June 18, 2020, the Company issued 1,000 shares to its CEO, Wayne Tsao, in exchange for all outstanding shares of EMall, Inc. This transaction is subsequently cancelled, and the shares issued was cancelled on August 14, 2020. See Note 1.

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

Sale of Operating Business

On February 16, 2016, The Rushcap Group, Inc. (“Rushcap”), an affiliate of Mark Shefts (then a significant shareholder), notified us that, effective March 31, 2016, it was discontinuing its funding of our wholly owned subsidiary under the Inventory Financing Agreement dated June 19, 2015. Rushcap reserved the right to discontinue the funding prior to March 31, 2016, if it so determined. The discontinuation of funding will have a material adverse effect on our business, financial condition, and results of operation, as we did not believe that we would be able to timely secure funding to replace the discontinued Inventory Financing.

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

Results of Operations

For the quarter ended September 30, 2021, we had net loss of $5,026 as compared to a net loss of $2,922 for the quarter ended September 30, 2020. The increase in loss was due primarily to increase in professional fees. This loss is not expected to recur in subsequent periods. Unless and until the Company completes the acquisition of an operating business, the Company’s expenses are expected to consist of the legal, accounting and administrative costs of maintaining a public company.

General and Administrative Expenses

General and administrative expenses were $5,026 for the quarter ended September 30, 2021 as compared to $2,922 for the quarter ended September 30, 2020. General and administrative expenses consist primarily of professional fees.

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

Income Taxes

Income taxes are provided in accordance with FASB ASC 740 “Accounting for Income Taxes”. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. As of September 30, 2021, all deferred tax assets continue to be fully reserved.

Liquidity and Capital Resources

As of September 30, 2021, the Company had minimal cash.

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

Going Concern Consideration

During the nine months ended September 30, 2021, the Company has been unable to generate cash flows sufficient to support its operations and has been dependent on capital contributions from prior controlling shareholders, and related party advances from the current controlling shareholder. In addition, the Company has experienced recurring net losses, and has an accumulated deficit of $1,250,285, and working capital deficit of $185,461 as of September 30, 2021. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Control and Procedures.

Under the supervision and with the participation of our management, including our president and controller, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, our president and treasurer concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were not effective, based on having insufficient resources to establish an effective control and procedures environment during the third quarter of 2021. Although we do have a subcontracted outside accountant, there is not enough personnel to establish proper controls and procedures with checks and balances at this time.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no issuance of options or shares, registered or not, during three-month period ended September 30, 2021.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the three-month period ended September 30, 2021.

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

Dated: November 15, 2021

Universal Global Hub Inc.

By:	/s/ Wayne Tsao
Wayne Tsao
Chairman, President and CEO