Form 10-K
period 2021-12-31
UNIVERSAL GLOBAL HUB INC.
filed 2022-03-31
CIK 1552743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒ For the fiscal year ended December 31, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of June 30, 2021, the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $21,300,000, based upon the closing price of the registrant’s common stock as reported on the OTC market on such date. Because there is no active trading market for the Company’s common stock, the Company does not believe that the quoted price of its common stock is indicative of the actual value of such stock.

As of March 31, 2022, there were 49,511,775 shares, $0.0001 par value, of common stock outstanding.

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

FISCAL YEAR 2021	HIGH	LOW
First Quarter	$2.25	$0.225
Second Quarter	$1.47	$0.43
Third Quarter	$0.99	$0.2
Fourth Quarter	$1.00	$0.25

FISCAL YEAR 2020	HIGH	LOW
First Quarter	$1.36	$0.70
Second Quarter	$1.00	$0.55
Third Quarter	$0.82	$0.60
Fourth Quarter	$0.60	$0.55

Our common stock last opened at $0.8 on March 31, 2022. However, currently, there is no active public trading market for our shares.

The sale of “restricted securities” (common stock) pursuant to Rule 144 of the SEC by members of management or any other person to whom any such securities may be issued in the future may have a substantial adverse impact on any such public market. For information regarding the requirements for re-sales under Rule 144, see the heading “Rule 144” below.

Holders

As of March 31, 2022 we had approximately 68 shareholders of record. We believe that additional beneficial owners of our common stock hold shares in street name.

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

ITEM 6: [Reserved]

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

Results of Operations

For the year ended December 31, 2021, we had net loss of $42,314 as compared to a net loss of $53,723 for the year ended December 31, 2020. The decrease in loss was due primarily to decrease in operating expenses. This loss is not expected to recur in subsequent periods. Unless and until the Company completes the acquisition of an operating business, the Company’s expenses are expected to consist of the legal, accounting and administrative costs of maintaining a public company.

General and Administrative Expenses

General and administrative expenses were $42,314 for the year ended December 31, 2021 as compared to $53,723 for the year ended December 31, 2020. General and administrative expenses consist primarily of professional fees.

Loss from Continuing Operations

Loss from continuing operations was $42,314 during the year ended December 31, 2021, as compared to $53,723 during the year ended December 31, 2020. This decrease was primarily attributable to a decrease in professional fees for the year ended December 31, 2021.

Recent Developments

None.

Liquidity and Capital Resources

As of December 31, 2021, the Company had minimal cash.

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

Simultaneously with the Closing, Mr. Wayne Tsao was appointed as the Company’s then Chief Executive Officer, President and the Chairman of the Board, and Ms. Charlene Cheng was appointed as the then Chief Financial Officer and a director of the Board, effective as of October 23, 2017.

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

Going Concern Consideration

The Company incurred losses from continuing operations of $42,314 and $53,723 for the years ended December 31, 2021 and 2020, respectively, and has an accumulated deficit of $1,268,953, and working capital deficit of $204,129 as of December 31, 2021. In addition, the Company had no net cash flows from operating activities for the year ended December 31, 2021. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

ITEM 8: Financial Statements and Supplementary Data

The financial statements of the Company are included in this Annual Report on Form 10-K beginning on page F-1, which are incorporated herein by reference.

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

Under the supervision and with the participation of our management, including our president and controller, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, our president and treasurer concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures were not effective, based on having insufficient resources to establish an effective control and procedures environment during 2021. Although we do have a subcontracted outside accountant, there is not enough personnel to establish proper controls and procedures with checks and balances at this time.

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

Our President evaluated the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013). Based on this evaluation, our President concluded that, as of December 31, 2021, our internal control over financial reporting were not effective, based on having insufficient resources to establish an effective control environment during 2021.

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

ITEM 9B: Other Information

None.

ITEM 9C: Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

ITEM 10: Directors, Executive Officers, and Corporate Governance

Directors and Executive Officers

NAME	AGE	POSITION(S)
Ann Peng	29	Interim Director, Interim Chairman, Interim Chief Executive Officer, Interim Chief Financial Officer and Interim President

Effective December 1, 2021, Wayne Tsao resigned from his positions as Chief Executive Officer, President, Director and Interim Chief Financial Officer of the Company. Mr. Tsao’s resignation is not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. Effective December 1, 2021, Ann Peng, age 29, was appointed by the Board of Directors to serve as the Company’s Interim Director, Interim Chairman, Interim Chief Executive Officer, Interim Chief Financial Officer and Interim President while the Company is searching for a candidate to fill the above-mentioned positions in a permanent capacity.

Ms. Peng has over 8 years of professional experiences in the marketing, supply chain and banking sectors. From 2015 to 2021, She served as the Director of art Rinascimento co., Ltd. She founded this company with a group of senior professionals and investors with the mission to cultivate arts as the society’s way of living in Taiwan, and managed partnerships with e-commerce and live-stream platforms, marketing firms and NGOs. From 2017 to 2019, she was either a Business Consultant with Whole + Architects & Planners or a Project Manager with Zuellig Pharma. In 2021, she was an Associate Banker with JPMorgan Chase & Co. In 2020, she founded and has been serving as the Principal of JQR Trading, which focuses on providing services in pharmaceutical, medical and non-medical PPE products worldwide. She established a strategic partnership with Sinopharm and set up a vendor network of over 70 agencies, manufacturers, and logistic companies, assisted startup lenders to implement and enhance lending system and process and provided consulting on Fintech lending structure.

Ms. Peng does not have any family relationship with any other director or executive officer of the Company and has not been involved in any transaction with the Company during the past two years that would require disclosure under Item 404(a) of Regulation S-K.

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

Compliance with Section 16(a) of the Exchange Act

The common stock of the Company is registered under the Exchange Act, and therefore, the officers, directors and holders of more than 10% of our outstanding shares are subject to the provisions of Section 16(a) which requires them to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely upon review of the copies of such forms furnished to us during the fiscal year ended December 31, 2021, there were no untimely filings of Section 16(a) reports.

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

ITEM 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

The following table sets forth the ownership by (i) any person known to us to be the beneficial owner of more than five percent (5%) of any of our outstanding voting securities and (ii) members of our management as of December 31, 2021. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. The persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based upon 49,511,775 shares of common stock outstanding at that date.

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

None.

Securities Authorized for Issuance under Equity Compensation Plans

None.

ITEM 13: Certain Relationships and Related Party Transactions, and Directors Independence

Transactions with Related Persons

During the year ended December 31, 2021, the Company’s current controlling shareholder paid expenses on behalf of the Company in the amount of $41,131. This amount has been recorded as amount due to related party. As of December 31, 2021, and 2020, the outstanding balance was $150,601 and $109,470, respectively. The balance is unsecured, non-interest bearing, and due on demand with no specified repayment schedule.

Promoters and Certain Control Persons

See the heading “Transactions with Related Persons” above.

Director Independence

Currently, we have no independent directors serving on our Board of Directors.

ITEM 14: Principal Accounting Fees and Services

The following table shows the fees that were billed for the audit and other services for 2021 and 2020.

	2021	2020
Audit Fees	$16,000	$16,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$16,000	$16,000

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

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm. Under the procedure, the Board approves the engagement letter with respect to audit and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit fees that were paid to the auditors with respect to 2021 were pre-approved by the entire Board of Directors.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(1) All financial statements

Universal Global Hub Inc.

(formerly known as ECARD INC.)

Financial Statements

As of and for the years ended December 31, 2021 and 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:	The Board of Directors and Stockholders of
Universal Global Hub Inc. (formerly known as ECARD INC.)

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Universal Global Hub Inc. (formerly known as ECARD INC.) (the Company) as of December 31, 2021 and 2020, and the related statements of operations, stockholders’ deficiency, and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Related party transactions

As discussed in Note 3 to the financial statements, the Company relies on its controlling shareholder to pay expenses on behalf of the Company to support the Company’s operations. The Company records such amounts as due to related parties. Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. The audit engagement team performed procedures, which includes, among others, sending confirmations to vendors to confirm outstanding balances and sending confirmations to the related party.

WWC, P.C.

Certified Public Accountants

PCAOB ID: 1171

San Mateo, CA

March 31, 2022

We have served as the Company’s auditor since November 2, 2017

Universal Global Hub Inc.

Balance Sheets

December 31, 2021 and 2020

	December 31, 2021	December 31, 2020
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Accounts payable	46,528	45,325
Due to related parties	150,601	109,470
Accrued liabilities	7,000	7,020
Current liabilities	204,129	161,815

Total liabilities	204,129	161,815

Commitments and contingencies

Stockholders’ deficiency
Preferred stock, $0.0001 par value, 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value, 250,000,000 shares authorized; 49,511,775 and 49,511,775 shares issued and outstanding at December 31, 2021 and 2020, respectively	4,951	4,951
Additional paid-in capital	1,059,873	1,059,873
Accumulated deficit	(1,268,953)	(1,226,639)
Total Stockholders’ deficiency	(204,129)	(161,815)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$-	$-

See accompanying notes to the financial statements

Universal Global Hub Inc.

Statements of Operations

For the years ended December 31, 2021 and 2020

	2021	2020
Sales - Net	$-	$-

Operating Expenses
General and Administrative	42,314	53,723

Loss from operations	(42,314)	(53,723)

Other Income (expense)	-	-

Loss before tax	(42,314)	(53,723)

Income tax	-	-

Net loss	$(42,314)	$(53,723)

Net loss per share of common stock (basic and diluted)	$(0.00)	$(0.00)

Weighted average number of shares outstanding – basic and diluted	49,511,775	49,511,775

See accompanying notes to these financial statements

Universal Global Hub Inc.

Statements of Stockholders’ Deficiency

For the Years ended December 31, 2021 and 2020

	Common Stock Issued		Additional
	No. of	Par	Paid in	Accumulated
	Shares	Value	Capital	Deficit	Total
Balance at January 1, 2020	49,511,775	4,951	$1,059,873	$(1,172,916)	$(108,092)
Net loss	-	-	-	(53,723)	(53,723)
Balance at December 31, 2020	49,511,775	4,951	$1,059,873	$(1,226,639)	$(161,815)
Net loss	-	-	-	(42,314)	(42,314)
Balance at December 31, 2021	49,511,775	4,951	$1,059,873	$(1,268,953)	$(204,129)

See accompanying notes to these financial statements

Universal Global Hub Inc.

Statements of Cash Flows

For the years ended December 31, 2021 and 2020

	2021	2020
Cash Flows from Operating Activities
Net loss	$(42,314)	$(53,723)
Adjustments to reconcile net loss to net cash used in operating activities:
Expenses paid by former shareholder	-	-
Expenses paid by current shareholder	41,131	18,749
Increase in accounts payable and accrued expenses	1,183	34,974
Net cash used in operating activities	-	-

Decrease in Cash and Cash equivalents	-	-

Cash and Cash Equivalents—Beginning of Period	-	-
Cash and Cash Equivalents—End of Period	$-	$-

Supplemental Disclosures
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

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

On March 15, 2021, the Company changed its name to “Universal Global Hub Inc.”

Currently, the Company only possesses minimal assets and liabilities, and did not have any substantial business operations; accordingly, there were no significant revenues or positive cash flows for the year ended December 31, 2021. Management’s efforts are focused on seeking out a new and profitable operating business with strong growth potential. From and after the sale, unless and until the Company completes an acquisition, its expenses are expected to consist solely of legal, accounting and compliance costs, including those related to complying with reporting obligations under the Securities and Exchange act of 1934.

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

Basic and Diluted Earnings (Loss) Per Share

Basic loss per share is based on the weighted average number of common shares outstanding. Diluted earnings per share is based on the weighted average number of common shares outstanding and dilutive common stock equivalents. Basic loss per share is computed by dividing net loss available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Weighted average number of shares used to calculate basic and diluted loss per share is considered the same as the effect of dilutive shares is anti-dilutive for all periods presented. There were no potentially dilutive or anti-dilutive securities during the years ended December 31, 2021, and 2020.

Revenue Recognition

Revenue is recognized in accordance with ASC Topic 606, “Revenue from Contracts with Customers”. The Company did not earn revenue during the years ended December 31, 2021 and 2020.

Recently Issued Financial Accounting Standards

Management has considered all recent accounting pronouncements issued. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 3. GOING CONCERN

During the year ended December 31, 2021, the Company has been unable to generate cash flows sufficient to support its operations and has been dependent on capital contributions prior controlling shareholders, and related party advances from the current controlling shareholder. In addition, the Company has experienced recurring net losses, and has an accumulated deficit of $1,268,953, and working capital deficit of $204,129 as of December 31, 2021. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

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

NOTE 4. RELATED PARTY TRANSACTIONS

During the year ended December 31, 2021, the Company’s current controlling shareholder paid expenses on behalf of the Company in the amount of $41,131. This amount has been recorded as amount due to related party. As of December 31, 2021 and 2020, the outstanding balance was $150,601 and $109,470, respectively. The balance is unsecured, non-interest bearing, and due on demand with no specified repayment schedule.

NOTE 5. STOCKHOLDERS’ EQUITY

Shares issued and outstanding

As of December 31, 2021 and 2020, there were 49,511,775 and 49,511,775 shares issued and outstanding, respectively.

On June 18, 2020, the Company issued 1,000 shares to its prior CEO, Wayne Tsao, in exchange for all outstanding shares of EMall, Inc. This transaction is subsequently cancelled and the shares issued was cancelled on August 14, 2020. See Note 1.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Except as disclosed herein, we are not a party to any pending legal proceeding. To the knowledge of our management, except as disclosed herein, no federal, state or local governmental agency is presently contemplating any proceeding against us.

NOTE 7. INCOME TAXES

The Company is subject to U.S. federal income tax laws. The company incurred operating losses during the years ended December 31, 2021 and 2020. As of December 31, 2021, the Company had no previously recorded deferred tax assets based on net operating losses. In 2021, the Company continued to incur net operating losses; however, at the time of this report, management has not determined when it would generate taxable profits; accordingly, management has not recognized deferred tax assets for the year ended December 31, 2021.

NOTE 8. SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date that the financial statements were available to be issued, which is March 31, 2022. All subsequent events requiring recognition as of December 31, 2021 have been incorporated into these financial statements and there are no other subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events”.

(2) Financial Statement Schedules

All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto included in this Annual Report on Form 10-K.

(3) Exhibits

Exhibit No.	Description
3.1*	Certificate of Incorporation, as amended (Incorporated by reference to the Form 8-K, Exhibit 3.1, filed on March 18, 2021)

3.2*	Bylaws (Incorporated by reference to the Form 10, Exhibit 3.2, filed on July 9, 2012)

4.1*	Specimen Stock Certificate (Incorporated by reference to the Form 10, Exhibit 4.1, filed on July 9, 2012)

10.1*	Stock Purchase and Sale between Registrant, Enviromart Industries, Inc. and Michael R. Rosa, dated March 21, 2016 (Incorporated by reference to the Form 10-K, Exhibit 10.11, filed on April 14, 2016)

31.1**	Certification of Chief Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant Section 302 of the Sarbanes Oxley Act of 2002

31.2**	Certification of Chief Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant Section 302 of the Sarbanes Oxley Act of 2002

32.1***	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2***	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Previously filed

**	Filed herewith

***	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 herewith are deemed to accompany this Form 10-K and will not be deemed filed for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act.

Item 16. Form 10–K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIVERSAL GLOBAL HUB INC.

Date: March 31, 2022	By:	/s/ Ann Peng
Ann Peng
Title: Interim Chairman, Interim President and Interim CEO

Date: March 31, 2022	By:	/s/ Ann Peng
Ann Peng
Title: Interim Chief Financial Officer