Form 10-Q
period 2022-03-31
UNIVERSAL GLOBAL HUB INC.
filed 2022-05-16
CIK 1552743

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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
N/A

As of May 16, 2022, there were 49,511,775 shares of common stock, $0.0001 par value outstanding.

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Universal Global Hub Inc.

Financial Statements

March 31, 2022 and December 31, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:	The Board of Directors and Stockholders of Universal Global Hub Inc. (formerly known as ECARD INC.)

Results of Review of Financial Statements

We have reviewed the accompanying condensed balance sheet of Universal Global Hub Inc. (formerly known as ECARD INC.) as of March 31, 2022, the related condensed statements of operations for the three month periods ended March 31, 2022 and 2021, the condensed statements of stockholder’s deficiency for the three months ended March 31, 2022 and 2021, and the condensed statements of cash flows for the three month periods ended March 31, 2022 and 2021, including the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the balance sheet of the Company as of December 31, 2021, and the related statements of operations, comprehensive loss, changes in shareholders’ equity and cash flows for the year then ended (not presented herein), and in our report dated March 31, 2022, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 2021 is fairly stated in all material respects in relation to the financial statements from which it has been derived.

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

WWC, P.C.

Certified Public Accountants

PCAOB ID: 1171

San Mateo, CA

May 16, 2022

Universal Global Hub Inc.

Condensed Balance Sheets

March 31, 2022 and December 31, 2021

(Unaudited)

	March 31, 2022	December 31, 2021
	(Unaudited)	(Audited)
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Accounts payable	63,749	46,528
Due to related parties	153,601	150,601
Accrued liabilities	3,000	7,000
Current liabilities	220,349	204,129

Total liabilities	220,349	204,129

Commitments and contingencies

Stockholders’ deficiency
Preferred stock, $0.0001 par value, 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value, 250,000,000 shares authorized; 49,511,775 and 49,511,775 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	4,951	4,951
Additional paid-in capital	1,059,873	1,059,873
Accumulated deficit	(1,285,173)	(1,268,953)
Total Stockholders’ deficiency	(220,349)	(204,129)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$-	$-

Universal Global Hub Inc.

Condensed Statements of Operations

For the three months ended March 31, 2022 and 2021

(Unaudited)

	For the three months ended
	March 31,	March 31,
	2022	2021

Sales - Net	$-	$-

Operating Expenses
General and Administrative	16,221	12,631

Loss from operations	(16,221)	(12,631)

Other Income (expense)	-	-

Loss before tax	(16,221)	(12,631)

Income tax	-	-

Net loss	$(16,221)	$(12,631)

Net loss per share of common stock (basic and diluted)	$(0.00)	$(0.00)

Weighted average number of shares outstanding – basic and diluted	49,511,775	49,511,775

Universal Global Hub Inc.

Statements of Stockholders’ Deficiency

For the three months ended March 31, 2022 and 2021

(Unaudited)

	Common Stock Issued		Common Stock to be Issued		Additional
	No. of	Par	No. of	Par	Paid in	Accumulated
	Shares	Value	Shares	Value	Capital	Deficit	Total
Balance at January 1, 2021	49,511,775	$4,951	-	$-	$1,059,873	$(1,226,639)	$(161,815)
Net loss	-	-	-	-	-	(12,631)	(12,631)
Balance at March 31, 2021	49,511,775	$4,951	-	$-	$1,059,873	$(1,239,270)	$(174,446)

	Common Stock Issued		Common Stock to be Issued		Additional
	No. of	Par	No. of	Par	Paid in	Accumulated
	Shares	Value	Shares	Value	Capital	Deficit	Total
Balance at January 1, 2022	49,511,775	$4,951	-	$-	$1,059,873	$(1,268,953)	$(204,129)
Net loss	-	-	-	-	-	(16,221)	(16,221)
Balance at March 31, 2022	49,511,775	$4,951	-	$-	$1,059,873	$(1,285,174)	$(220,350)

Universal Global Hub Inc.

Condensed Statements of Cash Flows

For the three months ended March 31, 2022 and 2021

(Unaudited)

	For the three months ended,
	March 31,	March 31,
	2022	2021

Cash Flows from Operating Activities
Net loss	$(16,221)	$(12,631)
Adjustments to reconcile net loss to net cash used in operating activities:
Expenses paid by shareholder	3,000	-
(Decrease)/increase in accounts payable and accrued expenses	13,221	12,631
Net cash used in operating activities	-	-

Decrease in Cash and Cash equivalents	-	-

Cash and Cash Equivalents—Beginning of Period	-	-
Cash and Cash Equivalents—End of Period	$-	$-

Supplemental Disclosures
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

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

On March 15, 2021, the Company changed its name to “Universal Global Hub Inc.”

Currently, the Company only possesses minimal assets and liabilities, and did not have any substantial business operations; accordingly, there were no significant revenues or positive cash flows for the three months ended March 31, 2022. Management’s efforts are focused on seeking out a new and profitable operating business with strong growth potential. From and after the sale, unless and until the Company completes an acquisition, its expenses are expected to consist solely of legal, accounting and compliance costs, including those related to complying with reporting obligations under the Securities and Exchange act of 1934.

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

The condensed financial statements of the Company as of and for three months ended March 31, 2022 and 2021 are unaudited. In the opinion of management, all adjustments (including normal recurring adjustments) have been made that are necessary to present fairly the financial position of the Company as of March 31, 2022, the results of its operations for the three months ended March 31, 2022 and 2021, and its cash flows for the three months ended March 31, 2022 and 2021. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full fiscal year. The condensed balance sheet at December 31, 2021 has been derived from the Company’s audited financial statements included in the Form 10-K for the year ended December 31, 2021.

The statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and other information included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the SEC.

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

Basic and Diluted Earnings (Loss) Per Share

Basic earnings (loss) per share is based on the weighted average number of common shares outstanding. Diluted earnings (loss) per share is based on the weighted average number of common shares outstanding and dilutive common stock equivalents. Basic earnings (loss) per share is computed by dividing net income/loss available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Weighted average number of shares used to calculate basic and diluted earnings (loss) per share is considered the same as the effect of dilutive shares is anti-dilutive for all periods presented. There were no potentially dilutive or anti-dilutive securities during the three months ended March 31, 2022, and 2021.

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

NOTE 3. GOING CONCERN

During the three months ended March 31, 2022, the Company has been unable to generate cash flows sufficient to support its operations and has been dependent on capital contributions prior controlling shareholders, and related party advances from the current controlling shareholder. In addition, the Company has experienced recurring net losses, and has an accumulated deficit of $1,285,173, and working capital deficit of $220,349 as of March 31, 2022. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

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

NOTE 4. RELATED PARTY TRANSACTIONS

As of March 31, 2022 and December 31, 2021, the outstanding balance was $153,601 and $150,601, respectively. The balance is unsecured, non-interest bearing, and due on demand with no specified repayment schedule.

NOTE 5. STOCKHOLDERS’ EQUITY

Shares issued and outstanding

As of March 31, 2022 and December 31, 2021, there were 49,511,775 and 49,511,775 shares issued and outstanding, respectively.

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

Results of Operations

For the quarter ended March 31, 2022, we had net loss of $16,221 as compared to a net loss of $12,631 for the quarter ended March 31, 2021. The increase in loss was due primarily to decrease in professional fees. This loss is not expected to recur in subsequent periods. Unless and until the Company completes the acquisition of an operating business, the Company’s expenses are expected to consist of the legal, accounting and administrative costs of maintaining a public company.

General and Administrative Expenses

General and administrative expenses were $16,221 for the quarter ended March 31, 2022 as compared to $12,631 for the quarter ended March 31, 2021. General and administrative expenses consist primarily of professional fees.

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

Income Taxes

Income taxes are provided in accordance with FASB ASC 740 “Accounting for Income Taxes”. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. As of March 31, 2022, all deferred tax assets continue to be fully reserved.

Liquidity and Capital Resources

As of March 31, 2022, the Company had minimal cash.

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

Simultaneously with the Closing, Mr. Wayne Tsao was appointed as the Company’s then Chief Executive Officer, President and the Chairman of the Board, and Ms. Charlene Cheng was appointed as the then Chief Financial Officer and a director of the Board, all became effective on October 23, 2017. Ms. Charlene Cheng resigned as the Company’s Chief Financial Officer and director on November 20, 2019 and the Board of Directors appointed Mr. Wayne Tsao to serve as the Company’s then Interim Chief Financial Officer on March 3, 2020 while the Company searches for a permanent Chief Financial Officer. Effective December 1, 2021, Mr. Wayne Tsao resigned from the Board and all offices held by him, and Ms. Ann Peng was appointed to all such positions in an interim capacity.

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

Going Concern Consideration

During the three months ended March 31, 2022, the Company has been unable to generate cash flows sufficient to support its operations and has been dependent on capital contributions from prior controlling shareholders, and related party advances from the current controlling shareholder. In addition, the Company has experienced recurring net losses, and has an accumulated deficit of $1,285,173, and working capital deficit of $220,349 as of March 31, 2022. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Control and Procedures.

Under the supervision and with the participation of our management, including our president and controller, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, our president and treasurer concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were not effective, based on having insufficient resources to establish an effective control and procedures environment during the first quarter of 2022. Although we do have a subcontracted outside accountant, there is not enough personnel to establish proper controls and procedures with checks and balances at this time.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no issuance of options or shares, registered or not, during three-month period ended March 31, 2022.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the three-month period ended March 31, 2022.

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

Dated: May 16, 2022

Universal Global Hub Inc.

By:	/s/ Ann Peng
Ann Peng
Interim Chairman, Interim President and Interim CEO