Form 10-K
period 2022-12-31
UNIVERSAL GLOBAL HUB INC.
filed 2023-04-14
CIK 1552743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒ For the fiscal year ended December 31, 2022

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

As of June 30, 2022, the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $16,883,515.275 based upon the closing price of the registrant’s common stock as reported on the OTC market on such date. Because there is no active trading market for the Company’s common stock, the Company does not believe that the quoted price of its common stock is indicative of the actual value of such stock.

As of March 31, 2023, there were 49,511,775 shares, $0.0001 par value, of common stock outstanding.

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

FISCAL YEAR 2022	HIGH	LOW
First Quarter	$1.00	$0.3218
Second Quarter	$0.6001	$0.3605
Third Quarter	$0.5650	$0.3600
Fourth Quarter	$0.75	$0.3410

FISCAL YEAR 2021	HIGH	LOW
First Quarter	$2.25	$0.225
Second Quarter	$1.47	$0.43
Third Quarter	$0.99	$0.2
Fourth Quarter	$1.00	$0.25

Our common stock last opened at $0.3 on March 31, 2023. However, currently, there is no active public trading market for our shares.

The sale of “restricted securities” (common stock) pursuant to Rule 144 of the SEC by members of management or any other person to whom any such securities may be issued in the future may have a substantial adverse impact on any such public market. For information regarding the requirements for re-sales under Rule 144, see the heading “Rule 144” below.

Holders

As of March 31, 2023 we had approximately 68 shareholders of record. We believe that additional beneficial owners of our common stock hold shares in street name.

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

Results of Operations

For the year ended December 31, 2022, we had net loss of $46,344 as compared to a net loss of $42,314 for the year ended December 31, 2021. The increase in loss was due primarily to an increase in operating expenses. This loss is not expected to recur in subsequent periods. Unless and until the Company completes the acquisition of an operating business, the Company’s expenses are expected to consist of the legal, accounting and administrative costs of maintaining a public company.

General and Administrative Expenses

General and administrative expenses were $46,344 for the year ended December 31, 2022 as compared to $42,314 for the year ended December 31, 2021. General and administrative expenses consist primarily of professional fees.

Loss from Continuing Operations

Loss from continuing operations was $46,344 during the year ended December 31, 2022, as compared to $42,314 during the year ended December 31, 2021. This increase was primarily attributable to an increase in professional fees for the year ended December 31, 2022.

Recent Developments

None.

Liquidity and Capital Resources

As of December 31, 2022, the Company had minimal cash.

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

Going Concern Consideration

The Company incurred losses from continuing operations of $46,344 and $42,314 for the years ended December 31, 2022 and 2021, respectively, and has an accumulated deficit of $1,315,297, and working capital deficit of $250,473 as of December 31, 2022. In addition, the Company had no net cash flows from operating activities for the year ended December 31, 2022. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Under the supervision and with the participation of our management, including our president and controller, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, our president and treasurer concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures were not effective, based on having insufficient resources to establish an effective control and procedures environment during 2022. Although we do have a subcontracted outside accountant, there is not enough personnel to establish proper controls and procedures with checks and balances at this time.

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

Our President evaluated the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013). Based on this evaluation, our President concluded that, as of December 31, 2022, our internal control over financial reporting were not effective, based on having insufficient resources to establish an effective control environment during 2022.

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

ITEM 9B: Other Information

None.

ITEM 9C: Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

ITEM 10: Directors, Executive Officers, and Corporate Governance

Directors and Executive Officers

NAME	AGE	POSITION(S)
Ann Peng	30	Interim Director, Interim Chairman, Interim Chief Executive Officer, Interim Chief Financial Officer and Interim President

Effective December 1, 2021, Wayne Tsao resigned from his positions as Chief Executive Officer, President, Director and Interim Chief Financial Officer of the Company. Mr. Tsao’s resignation is not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. Effective December 1, 2021, Ann Peng, age 30, was appointed by the Board of Directors to serve as the Company’s Interim Director, Interim Chairman, Interim Chief Executive Officer, Interim Chief Financial Officer and Interim President while the Company is searching for a candidate to fill the above-mentioned positions in a permanent capacity.

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

Compliance with Section 16(a) of the Exchange Act

The common stock of the Company is registered under the Exchange Act, and therefore, the officers, directors and holders of more than 10% of our outstanding shares are subject to the provisions of Section 16(a) which requires them to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely upon review of the copies of such forms furnished to us during the fiscal year ended December 31, 2022, there were no untimely filings of Section 16(a) reports.

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

ITEM 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

The following table sets forth the ownership by (i) any person known to us to be the beneficial owner of more than five percent (5%) of any of our outstanding voting securities and (ii) members of our management as of December 31, 2022. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. The persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based upon 49,511,775 shares of common stock outstanding at that date.

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

None.

Securities Authorized for Issuance under Equity Compensation Plans

None.

ITEM 13: Certain Relationships and Related Party Transactions, and Directors Independence

Transactions with Related Persons

During the year ended December 31, 2022, the Company’s current controlling shareholder paid expenses on behalf of the Company in the amount of $42,901. This amount has been recorded as amount due to related party. As of December 31, 2022, and 2021, the outstanding balance was $193,502 and $150,601, respectively. The balance is unsecured, non-interest bearing, and due on demand with no specified repayment schedule.

Promoters and Certain Control Persons

See the heading “Transactions with Related Persons” above.

Director Independence

Currently, we have no independent directors serving on our Board of Directors.

ITEM 14: Principal Accounting Fees and Services

The following table shows the fees that were billed for the audit and other services for 2022 and 2021.

	2022	2021
Audit Fees	$16,000	$16,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$16,000	$16,000

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

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm. Under the procedure, the Board approves the engagement letter with respect to audit and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit fees that were paid to the auditors with respect to 2022 were pre-approved by the entire Board of Directors.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(1) All financial statements

Universal Global Hub Inc.

(formerly known as ECARD INC.)

Financial Statements

As of and for the years ended December 31, 2022 and 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To: The Board of Directors and Stockholders of

UNIVERSAL GLOBAL HUB INC.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of UNIVERSAL GLOBAL HUB INC. (the Company) as of December 31, 2022 and 2021, and the related statements of operations, stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022 and 2021, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company had incurred substantial losses during the year, and has a working capital deficit, which raises substantial doubt about its ability to continue as a going concern. Management’s plan in regards to these matters are described in Note 2. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Related party transactions

As discussed in Note 4 to the financial statements, the Company relied on its controlling shareholder to pay expenses on its behalf so that the Company was able to meet its reporting obligations as a public company. Evaluating the completeness, existence, valuation and allocation, and the presentation and disclosure of the due to related parties and general and administrative expense accounts required the engagement team to exercise subjective and complex judgments.

In order to address this critical audit matter, the engagement team performed the procedures below and evaluated the audit evidence to form its our overall opinion on the financial statements taken as a whole.

●	Sent confirmations to vendors and to related parties to confirm the completeness and valuation of balances;
●	Vouched and traced invoices and payment records to confirm the existence and occurrence of transactions;
●	Inquired with Company personnel regarding their knowledge of all known related parties and transactions with those related parties, and procured detailed schedules to supporting the valuation and allocation, and presentation and disclosure of such transactions and balances.

WWC, P.C.

Certified Public Accountants

PCAOB ID: 1171

San Mateo, CA

April 13, 2023

We have served as the Company’s auditor since November 2, 2017

Universal Global Hub Inc.

Balance Sheets

December 31, 2022 and 2021

(Audited)

	December 31, 2022	December 31, 2021
LIABILITIES AND STOCKHOLDERS’ DEFICIT

Accounts payable	42,664	46,528
Due to related parties	193,502	150,601
Accrued liabilities	14,307	7,000
Current liabilities	250,473	204,129

Total liabilities	250,473	204,129

Commitments and contingencies

Stockholders’ deficit
Preferred stock, $0.0001 par value, 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value, 250,000,000 shares authorized; 49,511,775 and 49,511,775 shares issued and outstanding at December 31, 2022 and 2021, respectively	4,951	4,951
Additional paid-in capital	1,059,873	1,059,873
Accumulated deficit	(1,315,297)	(1,268,953)
Total Stockholders’ Equity (deficit)	(250,473)	(204,129)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

See accompanying notes to the financial statements

Universal Global Hub Inc.

Statements of Operations

For the years ended December 31, 2022 and 2021

(Audited)

	2022	2021
Sales - Net	$-	$-

Operating Expenses
General and Administrative	46,344	42,314

Loss from operations	(46,344)	(42,314)

Other Income (expense)	-	-

Loss before tax	(46,344)	(42,314)

Income tax	-	-

Net loss	$(46,344)	$(42,314)

Net loss per share of common stock (basic and diluted)	$(0.00)	$(0.00)

Weighted average number of shares outstanding – basic and diluted	49,511,775	49,511,775

See accompanying notes to these financial statements

Universal Global Hub Inc.

Statements of Stockholders’ Equity (Deficit)

For the Years ended December 31, 2022 and 2021

(Audited)

	Common Stock Issued		Additional
	No. of	Par	Paid in	Accumulated
	Shares	Value	Capital	Deficit	Total
Balance at January 1, 2021	49,511,775	4,951	$1,059,873	$(1,226,639)	$(161,815)
Net loss	-	-	-	(42,314)	(42,314)
Balance at December 31, 2021	49,511,775	4,951	$1,059,873	$(1,268,953)	$(204,129)
Net loss	-	-	-	(46,344)	(46,344)
Balance at December 31, 2022	49,511,775	4,951	$1,059,873	$(1,315,297)	$(250,473)

See accompanying notes to these financial statements

Universal Global Hub Inc.

Statements of Cash Flows

For the years ended December 31, 2022 and 2021

(Audited)

	2022	2021
Cash Flows from Operating Activities
Net loss	$(46,344)	$(42,314)
Adjustments to reconcile net loss to net cash used in operating activities:
Expenses paid by former shareholder	-	-
Expenses paid by current shareholder	42,901	41,131
Increase in accounts payable and accrued expenses	3,443	1,183
Net cash used in operating activities	-	-

Decrease in Cash and Cash equivalents	-	-

Cash and Cash Equivalents—Beginning of Period	-	-
Cash and Cash Equivalents—End of Period	$-	$-

Supplemental Disclosures
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

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

On March 15, 2021, the Company changed its name to “Universal Global Hub Inc.”

Currently, the Company only possesses minimal assets and liabilities, and did not have any substantial business operations; accordingly, there were no significant revenues or positive cash flows for the year ended December 31, 2022. Management’s efforts are focused on seeking out a new and profitable operating business with strong growth potential. From and after the sale, unless and until the Company completes an acquisition, its expenses are expected to consist solely of legal, accounting and compliance costs, including those related to complying with reporting obligations under the Securities and Exchange act of 1934.

NOTE 2. GOING CONCERN

During the year ended December 31, 2022, the Company has been unable to generate cash flows sufficient to support its operations and has been dependent on capital contributions prior controlling shareholders, and related party advances from the current controlling shareholder. In addition, the Company has experienced recurring net losses, and has an accumulated deficit of $1,315,297, and working capital deficit of $250,473 as of December 31, 2022. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

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

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Basic and Diluted Earnings (Loss) Per Share

Basic loss per share is based on the weighted average number of common shares outstanding. Diluted earnings per share is based on the weighted average number of common shares outstanding and dilutive common stock equivalents. Basic loss per share is computed by dividing net loss available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Weighted average number of shares used to calculate basic and diluted loss per share is considered the same as the effect of dilutive shares is anti-dilutive for all periods presented. There were no potentially dilutive or anti-dilutive securities during the years ended December 31, 2022, and 2021.

Revenue Recognition

Revenue is recognized in accordance with ASC Topic 606, “Revenue from Contracts with Customers”. The Company did not earn revenue during the years ended December 31, 2022 and 2021.  Under ASC Topic 606, the Company must identify the contract with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract, and recognize revenue when (or as) the Company satisfies a performance obligation. Significant judgment is necessary when making these determinations.

Adoption of New Accounting Standard

Effective January 1, 2023, the Company adopted Accounting Standards Update (“ASU”) 2016-13 “ASU 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, which replaced the prior incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss.

Recently Issued Financial Accounting Standards

Management has considered all recent accounting pronouncements issued. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 4. RELATED PARTY TRANSACTIONS

During the year ended December 31, 2022, the Company’s current controlling shareholder, Eastone Equities LLC, which owns approximately 90% equity interests in the Company paid expenses on behalf of the Company in the amount of $42,901. This amount has been recorded as amount due to an affiliate of the Company. As of December 31, 2022 and 2021, the outstanding balance was $193,502 and $150,601, respectively. The balance is unsecured, non-interest bearing, and due on demand with no specified repayment schedule.

NOTE 5. STOCKHOLDERS’ EQUITY

Shares issued and outstanding

As of December 31, 2022 and 2021, there were 49,511,775 and 49,511,775 shares issued and outstanding, respectively.

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

NOTE 7. INCOME TAXES

The Company is subject to U.S. federal income tax laws. The company incurred operating losses during the years ended December 31, 2022 and 2021. As of December 31, 2022, the Company had no previously recorded deferred tax assets based on net operating losses. In 2022, the Company continued to incur net operating losses; however, at the time of this report, management has not determined when it would generate taxable profits; accordingly, management has not recognized deferred tax assets for the year ended December 31, 2022.

NOTE 8. ACCOUNTS PAYABLE

The total amount of accounts payable as of December 31, 2022 is $42,664.1, out of which $26,500 (or approximately 62%) is legal fee owed to a law firm and $11,500 (or approximately 27%) is payable to a third-party professional service company.

NOTE 9. SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date that the financial statements were available to be issued, which is April 13, 2023. All subsequent events requiring recognition as of December 31, 2022 have been incorporated into these financial statements and there are no other subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events”.

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

UNIVERSAL GLOBAL HUB INC.

Date: April 13, 2023	By:	/s/ Ann Peng
Ann Peng
		Title:	Interim Chairman, Interim President and Interim CEO

Date: April 13, 2023	By:	/s/ Ann Peng
Ann Peng
		Title:	Interim Chief Financial Officer