Form 10-Q
period 2023-03-31
UNIVERSAL GLOBAL HUB INC.
filed 2023-05-12
CIK 1552743

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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
N/A

As of May 12, 2023, there were 49,511,775 shares of common stock, $0.0001 par value outstanding.

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Universal Global Hub Inc.

Financial Statements

March 31, 2023 and December 31, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:	The Board of Directors and Stockholders of Universal Global Hub Inc. (formerly known as ECARD INC.)

Results of Review of Financial Statements

We have reviewed the accompanying condensed balance sheet of Universal Global Hub Inc. (formerly known as ECARD INC.) as of March 31, 2023, the related condensed statements of operations for the three month periods ended March 31, 2023 and 2022, the condensed statements of stockholder’s deficiency for the three months ended March 31, 2023 and 2022, and the condensed statements of cash flows for the three month periods ended March 31, 2023 and 2022, including the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the balance sheet of the Company as of December 31, 2022, and the related statements of operations, comprehensive loss, changes in shareholders’ equity and cash flows for the year then ended (not presented herein), and in our report dated April 13, 2023, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 2022 is fairly stated in all material respects in relation to the financial statements from which it has been derived.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company had incurred substantial losses during the period, and has a working capital deficit, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters is described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

WWC, P.C.

Certified Public Accountants

PCAOB ID: 1171

San Mateo, CA

May 12, 2023

Universal Global Hub Inc.

Condensed Balance Sheets

As of March 31, 2023 and December 31, 2022

	March 31, 2023	December 31, 2022
	(Unaudited)	(Audited)
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Accounts payable	56,524	42,664
Due to related parties	193,502	193,502
Accrued liabilities	11,400	14,307
Current liabilities	261,426	250,473

Total liabilities	261,426	250,437

Commitments and contingencies

Stockholders’ deficiency
Preferred stock, $0.0001 par value, 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value, 250,000,000 shares authorized; 49,511,775 and 49,511,775 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	4,951	4,951
Additional paid-in capital	1,059,873	1,059,873
Accumulated deficit	(1,326,250)	(1,315,297)
Total Stockholders’ deficiency	(261,426)	(250,473)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$-	$-

Universal Global Hub Inc.

Condensed Statements of Operations

For the three months ended March 31, 2023 and 2022

(Unaudited)

	For the three months ended
	March 31,	March 31,
	2023	2022

Sales - Net	$-	$-

Operating Expenses
General and Administrative	10,953	16,221

Loss from operations	(10,953)	(16,221)

Other Income (expense)	-	-

Loss before tax	(10,953)	(16,221)

Income tax	-	-

Net loss	$(10,953)	$(16,221)

Net loss per share of common stock (basic and diluted)	$(0.00)	$(0.00)

Weighted average number of shares outstanding – basic and diluted	49,511,775	49,511,775

Universal Global Hub Inc.

Statements of Stockholders’ Deficiency

For the three months ended March 31, 2023 and 2022

(Unaudited)

	Common Stock Issued		Common Stock to be Issued		Additional
	No. of	Par	No. of	Par	Paid in	Accumulated
	Shares	Value	Shares	Value	Capital	Deficit	Total
Balance at January 1, 2022	49,511,775	$4,951	-	$-	$1,059,873	$(1,268,953)	$(204,129)
Net loss	-	-	-	-	-	$(16,221)	$(16,221)
Balance at March 31, 2022	49,511,775	$4,951	-	$-	$1,059,873	$(1,285,174)	$(220,350)

	Common Stock Issued		Common Stock to be Issued		Additional
	No. of	Par	No. of	Par	Paid in	Accumulated
	Shares	Value	Shares	Value	Capital	Deficit	Total
Balance at January 1, 2023	49,511,775	$4,951	-	$-	$1,059,873	$(1,315,297)	$(250,473)
Net loss	-	-	-	-	-	$(10,953)	$(10,953)
Balance at March 31, 2023	49,511,775	$4,951	-	$-	$1,059,873	$(1,326,250)	$(261,426)

Universal Global Hub Inc.

Condensed Statements of Cash Flows

For the three months ended March 31, 2023 and 2022

(Unaudited)

	For the three months ended
	March 31,	March 31,
	2023	2022

Cash Flows from Operating Activities
Net loss	$(10,953)	$(16,221)
Adjustments to reconcile net loss to net cash used in operating activities:
Expenses paid by shareholder		3,000
(Decrease)/increase in accounts payable and accrued expenses	10,953	13,221
Net cash used in operating activities	-	-

Decrease in Cash and Cash equivalents	-	-

Cash and Cash Equivalents—Beginning of Period	-	-
Cash and Cash Equivalents—End of Period	$-	$-

Supplemental Disclosures
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

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

On March 15, 2021, the Company changed its name to “Universal Global Hub Inc.”

Currently, the Company only possesses minimal assets and liabilities, and did not have any substantial business operations; accordingly, there were no significant revenues or positive cash flows for the three months ended March 31, 2023. Management’s efforts are focused on seeking out a new and profitable operating business with strong growth potential. From and after the sale, unless and until the Company completes an acquisition, its expenses are expected to consist solely of legal, accounting and compliance costs, including those related to complying with reporting obligations under the Securities and Exchange Act of 1934.

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

The condensed financial statements of the Company as of and for three months ended March 31, 2023 and 2022 are unaudited. In the opinion of management, all adjustments (including normal recurring adjustments) have been made that are necessary to present fairly the financial position of the Company as of March 31, 2023, the results of its operations for the three months ended March 31, 2023 and 2022, and its cash flows for the three months ended March 31, 2023 and 2022. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full fiscal year. The condensed balance sheet at December 31, 2022 has been derived from the Company’s audited financial statements included in the Form 10-K for the year ended December 31, 2022.

The statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and other information included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the SEC.

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

Concentration of Risk

Deposits made at financial institutions in the United States are subject to federally depository insurance maximum; deposits in excess of the amount are subject to concentrations of credit risk of the financial institution; however, Management believes that financial institutions located in the US are unlikely to become insolvent.

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

Basic and Diluted Earnings (Loss) Per Share

Basic earnings (loss) per share is based on the weighted average number of common shares outstanding. Diluted earnings (loss) per share is based on the weighted average number of common shares outstanding and dilutive common stock equivalents. Basic earnings (loss) per share is computed by dividing net income/loss available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Weighted average number of shares used to calculate basic and diluted earnings (loss) per share is considered the same as the effect of dilutive shares is anti-dilutive for all periods presented. There were no potentially dilutive or anti-dilutive securities during the three months ended March 31, 2023, and 2022.

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

NOTE 3. GOING CONCERN

During the three months ended March 31, 2023, the Company has been unable to generate cash flows sufficient to support its operations and has been dependent on capital contributions prior controlling shareholders, and related party advances from the current controlling shareholder. In addition, the Company has experienced recurring net losses, and has an accumulated deficit of $1,326,250, and working capital deficit of $261,426 as of March 31, 2023. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

There can be no assurance that sufficient funds required during the next year or thereafter will be generated from any future operations or that funds will be available from external sources such as debt or equity financings or other potential sources.  If the Company is unable to raise capital from external sources when required, there would be a material adverse effect on its business.  Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company’s existing stockholders. Management is now seeking an operating company with which to merge or acquire. In the foreseeable future, the Company will rely on related parties such as its controlling shareholder, to provide advances to fund general corporate purposes and any potential acquisitions of profitable investments. There is no assurance, however, that the Company will achieve its objectives or goals.

NOTE 4. RELATED PARTY TRANSACTIONS

As of March 31, 2023 and December 31, 2022, the outstanding balance was $193,502 and $193,502, respectively. The balance is unsecured, non-interest bearing, and due on demand with no specified repayment schedule.

NOTE 5. STOCKHOLDERS’ EQUITY

Shares issued and outstanding

As of March 31, 2023 and December 31, 2022, there were 49,511,775 and 49,511,775 shares issued and outstanding, respectively.

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

Sale of Operating Business

On February 16, 2016, The Rushcap Group, Inc. (“Rushcap”), an affiliate of Mark Shefts (then a significant shareholder), notified us that, effective March 31, 2016, it was discontinuing its funding of our wholly owned subsidiary under the Inventory Financing Agreement dated June 19, 2015. Rushcap reserved the right to discontinue the funding prior to March 31, 2016, if it was so determined. The discontinuation of funding will have a material adverse effect on our business, financial condition, and results of operation, as we did not believe that we would be able to timely secure funding to replace the discontinued Inventory Financing.

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

In consideration for the transfer of the operating subsidiary to Mr. Rosa, he surrendered to us all 13,657,500 shares of the Company’s common stock then owned by him, which shares have been returned to the status of authorized and unissued shares. In addition, Mr. Rosa and Enviromart Industries, Inc. (the Company’s former operating subsidiary) agreed to assume and discharge any and all of the Company’s liabilities existing as of the closing date, of which there were none, as all of the Company’s operations have been conducted through Enviromart Industries, Inc. (its sole operating subsidiary).

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

Results of Operations

For the quarter ended March 31, 2023, we had a net loss of $10,953 as compared to a net loss of $16,221 for the quarter ended March 31, 2022. The increase in loss was due primarily to decrease in professional fees. This loss is not expected to recur in subsequent periods. Unless and until the Company completes the acquisition of an operating business, the Company’s expenses are expected to consist of the legal, accounting and administrative costs of maintaining a public company.

General and Administrative Expenses

General and administrative expenses were $10,953 for the quarter ended March 31, 2023 as compared to $16,221 for the quarter ended March 31, 2022. General and administrative expenses consist primarily of professional fees.

Recent Developments

None.

Critical Accounting Policies and Significant Judgments and Estimates

The Securities and Exchange Commission (the “SEC”) issued disclosure guidance for “critical accounting policies.” The SEC defines “critical accounting policies” as those that require the application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

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

Income Taxes

Income taxes are provided in accordance with FASB ASC 740 “Accounting for Income Taxes”. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. As of March 31, 2023, all deferred tax assets continue to be fully reserved.

Liquidity and Capital Resources

As of March 31, 2023, the Company had minimal cash.

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

Going Concern Consideration

During the three months ended March 31, 2023, the Company has been unable to generate cash flows sufficient to support its operations and has been dependent on capital contributions from prior controlling shareholders, and related party advances from the current controlling shareholder. In addition, the Company has experienced recurring net losses. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Control and Procedures.

Under the supervision and with the participation of our management, including our president and controller, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, our president and treasurer concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were not effective, based on having insufficient resources to establish an effective control and procedures environment during the first quarter of 2023. Although we do have a subcontracted outside accountant, there is not enough personnel to establish proper controls and procedures with checks and balances at this time.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There was no issuance of options or shares, registered or not, during the three-month period ended March 31, 2023.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the three-month period ended March 31, 2023.

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

Dated: May 12, 2023

Universal Global Hub Inc.

By:	/s/ Ann Peng
Ann Peng
Interim Chairman, Interim President and Interim CEO