Form 10-K/A
period 2022-12-31
UNIVERSAL GLOBAL HUB INC.
filed 2023-08-23
CIK 1552743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

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

i

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amended Annual Report”) amends the Annual Report on Form 10-K of Universal Global Hub Inc. (the “Company” or “we”) for the year ended December 31, 2022 (the “Original Form 10-K”), filed on April 14, 2023, with the Securities and Exchange Commission (the “SEC”). The only changes made to the Original Form 10-K are to Exhibits 32.1 and 32.2, which had mistakenly referred to the Company’s fiscal year ended December 31, 2021 instead of December 31, 2022. Exhibit 32.1 and 32.2 are revised so that both now refer to the fiscal year ended December 31, 2022. Except as noted above, the Company has not modified, or updated disclosures presented in this Amended Annual Report. Accordingly, the Amended Annual Report does not reflect events occurring after the Original Form 10-K or modify or update those disclosures affected by subsequent events.

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

Item 16. Form 10–K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused amendment No.1 to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIVERSAL GLOBAL HUB INC.

Date: August 22, 2023	By:	/s/ Ann Peng
Ann Peng
		Title:	Interim Chairman, Interim President and Interim CEO

Date: August 22, 2023	By:	/s/ Ann Peng
Ann Peng
		Title:	Interim Chief Financial Officer